Form 10-Q
period 1996-03-31
COPLEY REALTY INCOME PARTNERS 3
filed 1996-05-14
CIK 829906

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  ---------------------------------------------
        For Quarter Ended March 31, 1996   Commission File Number 0-17809


                        COPLEY REALTY INCOME PARTNERS 3;
                              A LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


     Massachusetts                           04-3005973
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

     399 Boylston Street, 13th Fl.
     Boston, Massachusetts                   02116
(Address of principal executive offices)   (Zip Code)

               Registrant's telephone number, including area code:
                                 (617) 578-1200


- - -------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                     Yes  X    No

                        COPLEY REALTY INCOME PARTNERS 3;
                              A LIMITED PARTNERSHIP

                                    FORM 10-Q


                        FOR QUARTER ENDED MARCH 31, 1996


                                     PART I

                              FINANCIAL INFORMATION

BALANCE SHEET
(Unaudited)

                                     March 31, 1996  December 31, 1995
                                    ---------------- -----------------

Assets
Real estate investments:
  Joint ventures                        $  5,793,627   $ 10,041,168
  Property, net                           11,941,864      7,910,129
                                          ----------     ----------
                                          17,735,491     17,951,297

Cash and cash equivalents                  1,628,373      1,695,180
Short-term investments                       707,212        604,309
                                          ----------     ----------

                                        $ 20,071,076   $ 20,250,786
                                          ==========     ==========


Liabilities and Partners' Capital


Accounts payable                        $     24,494   $     56,778
Accrued management fee                        41,420         41,420
                                           ----------    -----------
  Total liabilities                           65,914         98,198
                                           ----------    -----------

Partners' capital (deficit):

  Limited partners ($1,000 per unit;
     100,000 units authorized, 27,641
     units issued and outstanding)        20,047,445     20,193,397
  General partners                           (42,283)       (40,809)
                                          -----------    ----------
Total partners' capital                   20,005,162     20,152,588
                                          -----------    ----------

                                        $ 20,071,076   $ 20,250,786
                                          ==========    ===========


                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS (Unaudited)

                                       Quarter Ended March 31,
                                       -----------------------
                                         1996            1995
                                        ------          -----
Investment Activity
Property rentals                    $    387,733   $     248,711
Property operating expenses              (70,863)        (35,429)
Depreciation and amortization           (101,139)        (83,155)
                                     ------------    ------------
                                         215,731         130,127

Joint venture earnings                    97,454         160,588
                                     ------------    ------------

   Total real estate operations          313,185         290,715

Interest on cash equivalents
   and short-term investments             25,578          30,551
                                     ------------    ------------

   Total investment activity             338,763         321,266
                                     ------------    ------------

Portfolio Expenses

Management fee                            41,420          34,517
General and administrative                25,966          27,632
                                     ------------    ------------
                                          67,386          62,149
                                     ------------    ------------

Net Income                          $    271,377   $     259,117
                                     ============    ============

Net income per limited partnership
   unit                             $       9.72   $        9.28
                                     ============    ============

Cash distributions per limited
   partnership unit                 $      15.00   $       12.50
                                     ============    ============

Number of limited partnership units
   outstanding during the period          27,641          27,641
                                     ============    ============

         (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                                Quarter Ended March 31,
                              1996                      1995
                     ----------------------    ----------------------
                     General      Limited      General     Limited
                     Partners     Partners     Partners    Partners
                     --------     --------     --------    --------
Balance at
   beginning
   of period        $ (40,809) $20,193,397   $ (35,706)  $20,698,581

Cash
   distributions       (4,188)    (414,615)     (3,490)     (345,512)

Net income              2,714      268,663       2,591       256,526
                    -----------  ----------   --------    ----------

Balance at end
   of period        $ (42,283) $20,047,445   $ (36,605)  $20,609,595
                    ========== ===========  ===========  ===========


                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                      Quarter Ended March 31,
                                    ----------------------------

                                         1996          1995
                                      ----------    ----------
Net cash provided by operating
  activities                          $  447,632   $  287,156
                                       ----------   ----------

Cash flows from investing activity:
  Increase in short-term
     investments, net                    (95,636)    (528,593)
                                       ----------   ----------

Cash flows from financing activity:
  Distributions to partners             (418,803)    (349,002)
                                       ----------   ----------

Net decrease in cash and
  cash equivalents                       (66,807)    (590,439)

Cash and cash equivalents:

  Beginning of period                  1,695,180    2,205,034
                                       ----------   ----------

  End of period                       $1,628,373   $1,614,595
                                      ===========  ===========

Non-cash transaction:

Effective January 1, 1996, the Partnership's joint venture investment in South Bay/CRIP 3 Associates was converted to a wholly-owned property. The carrying value of this investment at conversion was $4,180,704.


                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)


     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended March 31, 1996 and 1995. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1995 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


NOTE 1 - ORGANIZATION AND BUSINESS

     Copley Realty Income Partners 3; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. It commenced operations in October 1988, and acquired the three real estate investments it currently owns prior to the end of 1989. It intends to dispose of its investments within nine years of their acquisition, and then liquidate.


NOTE 2 - PROPERTY

     Effective January 1, 1996, the South Bay/CRIP 3 Associates joint venture was restructured and the venture partner's ownership interest was assigned 99% to the Partnership, and 1% to an affiliate of the Partnership. Accordingly, as of this date, the investment is being accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($4,180,704) was allocated to land, building and improvements, and other net operating assets.

     The following is a summary of the Partnership's investment in property:

                              March 31, 1996  December 31, 1995
                              --------------  -----------------
Land                             $   4,691,144   $   2,991,854
Building and improvements            8,094,427       5,978,755
Accumulated depreciation            (1,485,461)     (1,402,497)
Deferred costs, net                    509,328         402,230
Other net assets (liabilities)         132,426         (60,213)
                                   ------------    ------------
Net carrying value               $  11,941,864   $   7,910,129
                                   ============   =============

     The net carrying value at March 31, 1996 was comprised of Brea West and South Bay at $7,820,116 and $4,121,748, respectively.
<PAGE

NOTE 3 - REAL ESTATE JOINT VENTURES

     The following summarized financial information is presented in the aggregate for the joint ventures:

                                  Assets and Liabilities
                                 -----------------------

                                March 31, 1996  December 31, 1995
                                 -------------   ----------------
Assets
  Real property, at cost less
     accumulated depreciation of
     $1,392,625 and $1,829,810   $  8,315,241   $  14,326,926
  Other                               655,831       1,037,209
                                 -------------- --------------
                                    8,971,072      15,364,135

Liabilities                           100,077          99,956
                                 -------------- --------------
Net assets                       $  8,870,995   $  15,264,179
                                 ============== ==============

                                   Results of Operations
                                   ----------------------

                                  Quarter Ended March 31,
                                    1996           1995
                                 ---------      ----------
Revenue
  Rental income                $  323,408     $   449,926
  Other                             -                 310
                                ----------     -----------
                                  323,408         450,236
                                ----------     -----------

Expenses
  Operating expenses               39,941          69,305
  Depreciation and
     amortization                 115,012         142,309
                                ----------     -----------
                                  154,953         211,614
                                ----------     -----------
  Net income                   $  168,455     $   238,622
                                ==========     ===========

  Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.

  Effective January 1, 1996, the South Bay/CRIP 3 joint venture was restructured, and the property became wholly-owned by the Partnership. Accordingly, the 1996 amounts relate only to the Shasta Way joint venture.

NOTE 4 - SUBSEQUENT EVENT

  Distributions of cash from operations relating to the quarter ended March 31, 1996 were made on April 25, 1996 in the amount of $418,803 ($15.00 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition
- - -----------------------------------------------------------
and Results of Operations
- - -------------------------

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest in June 1989 and a total of 27,641 units were sold. The Partnership received proceeds of $24,458,317, net of selling commissions and other offering costs, which have been used for investment in real estate and to pay related acquisition costs, or are being retained as working capital reserves.

     At March 31, 1996, the Partnership had $2,335,585 in cash, cash equivalents, and short-term investments, of which $418,803 was used for cash distributions to partners on April 25, 1996; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Distributions of cash from operations relating to the first quarter of 1996 were made at the annualized rate of 6.0% on a capital contribution of $1,000 per unit. The annualized distribution rate for the comparable prior year quarter was 5.0%. The increase in the distribution rate in the second quarter of 1995 is the result of increased cash flow from the lease-up of the South Bay property in May 1995.

     The carrying value of real estate investments in the financial statements at March 31, 1996 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated costs of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1996, the aggregate appraised value of two of the Partnership's investments was approximately $400,000 greater than their aggregate carrying value. The carrying value of the remaining investment exceeded its related appraised value by approximately $100,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor, Copley Real Estate Advisors, Inc., and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations

     Form of Real Estate Investments

     The Brea West investment is a wholly-owned property. The South Bay investment was structured as a joint venture with a real estate management/development firm. Effective January 1, 1996, however, the venture was restructured and the venture partner's ownership interest was assigned 99% to the Partnership, and 1% to an affiliate of the Partnership. Accordingly, as of this date, this investment is being accounted for as a wholly-owned property. The Shasta Way investment had been structured as a joint venture with a real estate management/development firm and an affiliate of the Partnership. As of January 1, 1996, the Shasta Way joint venture was restructured, and the management/development firm's interest was assigned to the Partnership and its affiliate in proportion to their respective ownership interests. The Partnership's ownership percentage increased to 58%.

     Operating Factors

     The South Bay property is 100% leased to a single tenant. The lease term began in May, 1994 for 83% of the building in the first year and 100% of the building through September, 2001. During 1994, the managing general partner determined that the Partnership will likely not recover the carrying value of this investment over the projected holding period. Accordingly, the carrying value was reduced to estimated net realizable value, with a charge to operations of $2,400,000.

     The Brea West and the Shasta Way properties are also 100% leased to single tenants under long-term leases.

     Investment Results

     Interest earned on cash equivalents and short-term investments for the first quarter of 1996 decreased by approximately $5,000, or 16%, as compared to the same period in 1995 primarily due to lower short-term yields, partially offset by higher invested balances.

     Total real estate operations increased by $22,470, or 8%, for the first three months of 1996 as compared to the comparable period of 1995. The increase is primarily due to the occupancy increase at South Bay in May 1995, as well as a rental increase at Brea West as of October 1995.

     Net income increased by approximately $12,000 between the first three months of 1995 and 1996, while cash provided by operations increased by approximately $160,000. This difference is primarily due to the timing of cash distributions from joint venture investments.

     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, printing, accounting and servicing agent fees. These expenses decreased approximately $2,000 or 6% between the first three months of 1996 and 1995, due to decreased professional fees.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees increased between the two three-month periods due to the increase in distributable cash flow.

                        COPLEY REALTY INCOME PARTNERS 3;
                              A LIMITED PARTNERSHIP

                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1996

                                     PART II

                                OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:   None.

               b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            COPLEY REALTY INCOME PARTNERS 3; A LIMITED
                            PARTNERSHIP
                            (Registrant)


May 14, 1996
                             /s/ Peter P. Twining
                             -------------------------------
                               Peter P. Twining
                               Managing Director and General Counsel
                               of Managing General Partner,
                               Third Income Corp.



May 14, 1996
                            /s/ Daniel C. Mackowiak
                            --------------------------------
                              Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of Managing General Partner,
                              Third Income Corp.