Form 10-Q
period 1996-06-30
COPLEY REALTY INCOME PARTNERS 3
filed 1996-08-12
CIK 829906

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  ---------------------------------------------
        For Quarter Ended June 30, 1996    Commission File Number 0-17809


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


- -----------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


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

                                    FORM 10-Q


                         FOR QUARTER ENDED JUNE 30, 1996


                                     PART I

                              FINANCIAL INFORMATION

BALANCE SHEET
(Unaudited)

                                     June 30, 1996   December 31, 1995
                                    ---------------- -----------------

Assets
Real estate investments:
  Joint ventures                         $  5,701,263    $ 10,041,168
  Property, net                            11,885,494       7,910,129
                                         ------------      -----------
                                           17,586,757      17,951,297

Cash and cash equivalents                   1,933,631       1,695,180
Short-term investments                        396,615         604,309
                                         ------------      -----------

                                         $ 19,917,003    $ 20,250,786
                                          ============    ============


Liabilities and Partners' Capital


Accounts payable                         $     32,987    $     56,778
Accrued management fee                         41,420          41,420
                                         ------------     ------------
  Total liabilities                            74,407          98,198
                                         ------------     ------------

Partners' capital (deficit):

  Limited partners ($1,000 per unit;
     100,000 units authorized, 27,641
     units issued and outstanding)         19,886,505      20,193,397
  General partners                            (43,909)        (40,809)
                                          ------------    ------------
Total partners' capital                    19,842,596      20,152,588
                                           -----------    ------------

                                         $ 19,917,003    $ 20,250,786
                                          ============    ============

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS (Unaudited)

                                    Quarter Ended    Six Months Ended  Quarter Ended    Six Months Ended
                                    June 30, 1996     June 30, 1996    June 30, 1995     June 30, 1995
                                    --------------   ---------------   --------------   ----------------
Investment Activity
Property rentals                    $     383,031    $    770,764     $      249,071    $      497,782
Property operating expenses               (46,078)       (116,941)           (30,701)          (66,130)
Depreciation and amortization            (109,953)       (211,092)           (83,155)         (166,310)
                                      ------------    ------------      -------------     -------------
                                          227,000         442,731            135,215           265,342

Joint venture earnings                     71,925         169,379            123,436           284,024
                                      ------------    ------------      -------------     -------------

  Total real estate operations            298,925         612,110            258,651           549,366

Interest on cash equivalents
  and short-term investments               26,470          52,048             30,246            60,797
                                      ------------    ------------      -------------    --------------

  Total investment activity               325,395         664,158            288,897           610,163
                                      ------------    ------------      -------------    --------------

Portfolio Expenses

Management fee                             41,420          82,840             41,420            75,937
General and administrative                 27,738          53,704             28,671            56,303
                                      ------------    ------------      -------------    --------------
                                           69,158         136,544             70,091           132,240
                                      ------------    ------------      -------------    --------------

Net Income                          $     256,237    $    527,614     $      218,806    $      477,923
                                      ============    ============      =============    ==============

Net income per limited partnership
  unit                              $        9.18    $      18.90     $         7.84    $        17.12
                                      ============    ============      =============    ==============

Cash distributions per limited
  partnership unit                  $       15.00    $      30.00     $        12.50    $        25.00
                                      ============    ============      =============    ==============

Number of limited partnership units
  outstanding during the period            27,641          27,641             27,641            27,641
                                      ============    ============      =============    ==============

                               (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                            Quarter Ended           Six Months Ended          Quarter Ended          Six Months Ended
                            June 30, 1996            June 30, 1996            June 30, 1995           June 30, 1995
                        ----------------------    --------------------    ---------------------   ---------------------

                        General      Limited      General    Limited      General     Limited      General       Limited
                        Partners     Partners     Partners   Partners     Partners    Partners     Partners      Partners
                        --------     --------     --------   --------    ---------   ---------    ---------     ---------
Balance at beginning
   of period           $(42,283) $ 20,047,445   $(40,809)   $20,193,397  $ (36,605)  $20,609,595  $ (35,706)  $ 20,698,581

Cash distributions      (4,188)      (414,615)    (8,376)     (829,230)     (3,490)    (345,512)     (6,980)      (691,024)

Net income               2,562        253,675      5,276       522,338       2,188      216,618       4,779        473,144
                       ---------    ----------  ---------    ----------   ---------   ----------    --------    ----------

Balance at end of
period                 $(43,909) $ 19,886,505   $(43,909)   $19,886,505  $ (37,907)  $20,480,701  $ (37,907)  $ 20,480,701
                         =======   ==========    ========    ==========    ========   ==========     =======    ==========


                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                           Six Months Ended June 30,
                                          ----------------------------

                                                1996          1995
                                             ----------    ----------
Net cash provided by operating
  activities                               $   921,857    $   755,215
                                            -----------    -----------

Cash flows from investing activities:
  Investment in property                       (52,796)         -
  Investment in joint ventures                   -            (68,687)
  Decrease (increase) in short-term
     investments, net                          206,996       (299,846)
                                            -----------    -----------
     Net cash provided by (used in)
       investing activities                    154,200       (368,533)

Cash flows from financing activity:
  Distributions to partners                   (837,606)      (698,004)
                                            -----------    -----------

Net increase (decrease) in
  cash and cash equivalents                    238,451       (311,322)

Cash and cash equivalents:
  Beginning of period                        1,695,180      2,205,034
                                            -----------    -----------

  End of period                            $ 1,933,631    $ 1,893,712
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



                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)


     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended June 30, 1996 and 1995. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1995 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


NOTE 1 - ORGANIZATION AND BUSINESS
- ----------------------------------

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


NOTE 2 - PROPERTY
- -----------------

     Effective January 1, 1996, the South Bay/CRIP 3 Associates joint venture was restructured and the venture partner's ownership interest was assigned 99% to the Partnership, and 1% to an affiliate of the Partnership. Accordingly, as of this date, the investment is being accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($4,180,704) was allocated to land, building and improvements, and other operating assets and liabilities.

     The following is a summary of the Partnership's investment in property:

                                   June 30, 1996  December 31, 1995
                                  --------------  -----------------
Land                              $   4,691,144    $    2,991,854
Building and improvements             8,147,223         5,978,755
Accumulated depreciation             (1,577,241)       (1,402,497)
Deferred costs, net                     488,098           402,230
Other net assets (liabilities)          136,270           (60,213)
                                    ------------     -------------
Net carrying value                $  11,885,494    $    7,910,129
                                    ============     =============


     The net carrying value at June 30, 1996 was comprised of Brea West and South Bay at $7,734,773 and $4,150,721, respectively.

NOTE 3 - REAL ESTATE JOINT VENTURES
- -----------------------------------

     The following summarized financial information is presented in the aggregate for the joint ventures:

                   Assets and Liabilities
                  -----------------------

                                    June 30, 1996   December 31, 1995
                                   ---------------  -----------------
Assets
  Real property, at cost less
     accumulated depreciation of
     $1,498,200 and $1,829,810      $   8,209,665    $ 14,326,926
  Other                                   581,746       1,037,209
                                      ------------    ------------
                                        8,791,411      15,364,135

Liabilities                                76,176          99,956
                                      ------------    ------------
Net assets                          $   8,715,235    $ 15,264,179
                                      ============    ============

                 Results of Operations
                 ----------------------

                                     Six Months Ended June 30,
                                        1996             1995
                                     ---------        ----------
Revenue
  Rental income                    $    619,401    $     828,199
  Other                                     994            1,050
                                     -----------     ------------
                                        620,395          829,249
                                     -----------     ------------

Expenses
  Operating expenses                     97,370          150,997
  Depreciation and amortization         230,129          283,366
                                     -----------     ------------
                                        327,499          434,363
                                     -----------     ------------
  Net income                       $    292,896    $     394,886
                                     ===========     ============

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


NOTE 4 - SUBSEQUENT EVENT
- -------------------------

  Distributions of cash from operations relating to the quarter ended June 30, 1996 were made on July 25, 1996 in the amount of $418,803 ($15.00 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition
- -----------------------------------------------------------
and Results of Operations
- -------------------------

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

     At June 30, 1996, the Partnership had $2,330,246 in cash, cash equivalents, and short-term investments, of which $418,803 was used for cash distributions to partners on July 25, 1996; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Distributions of cash from operations relating to the first two quarters of 1996 were made at the annualized rate of 6.0% on a capital contribution of $1,000 per unit. The annualized distribution rate for the first quarter of 1995 was 5.0%. The increase in the distribution rate to 6.0% in the second quarter of 1995 is the result of increased cash flow from the lease-up of the South Bay property in May 1995.

     The carrying value of real estate investments in the financial statements at June 30, 1996 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated costs of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1996, the aggregate appraised value of the Partnership's investments was approximately $700,000 greater than their aggregate carrying value. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor, Copley Real Estate Advisors, Inc., and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

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

     Operating Factors

     The South Bay property is 100% leased to a single tenant. The lease term began in May, 1994 for 83% of the building for the first year and 100% of the building thereafter through September, 2001. During 1994, the managing general partner determined that the Partnership will likely not recover the carrying value of this investment over the projected holding period. Accordingly, the carrying value was reduced to estimated net realizable value, with a charge to operations of $2,400,000.

     The Brea West and the Shasta Way properties are also 100% leased to single tenants under long-term leases.

     Investment Results

     Interest earned on cash equivalents and short-term investments for the first two quarters of 1996 decreased by approximately $9,000, or 14%, as compared to the same period in 1995 primarily due to lower short-term yields, partially offset by higher invested balances.

     Total real estate operations increased by $62,744, or 11%, for the first six months of 1996 as compared to the comparable period of 1995. The increase is primarily due to the successful appeal of prior year property taxes, of which the Partnership's share was $31,000. In addition, rental revenue increased at Brea West and South Bay, and operating expenses declined at South Bay.

     Net income increased by approximately $50,000 between the first six months of 1995 and 1996, while cash provided by operations increased by approximately $167,000. The difference between the two increases is primarily due to the timing of cash distributions from joint venture investments.

     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, printing, accounting and servicing agent fees. These expenses decreased approximately $3,000 or 5% between the first six months of 1996 and 1995, due to decreased legal and other professional fees.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees increased between the two six-month periods due to the increase in distributable cash flow.

                        COPLEY REALTY INCOME PARTNERS 3;
                              A LIMITED PARTNERSHIP

                                    FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 1996

                                     PART II

                                OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:   None.

               b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            COPLEY REALTY INCOME PARTNERS 3; A LIMITED
                            PARTNERSHIP
                            (Registrant)


August 12, 1996
                             /s/ Peter P. Twining
                             -------------------------------
                               Peter P. Twining
                               Managing Director and General Counsel
                               of Managing General Partner,
                               Third Income Corp.



August 12, 1996
                            /s/ Daniel C. Mackowiak
                            --------------------------------
                              Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of Managing General Partner,
                              Third Income Corp.