Form 10-Q
period 1996-09-30
COPLEY REALTY INCOME PARTNERS 3
filed 1996-11-13
CIK 829906

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  ---------------------------------------------
     For Quarter Ended September 30, 1996    Commission File Number 0-17809


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

                                    FORM 10-Q


                      FOR QUARTER ENDED SEPTEMBER 30, 1996


                                     PART I

                              FINANCIAL INFORMATION

BALANCE SHEET
(Unaudited)

                                  September 30, 1996   December 31, 1995
                                  ------------------   -----------------
Assets

Real estate investments:
  Joint ventures                       $     5,604,196    $ 10,041,168
  Property, net                             11,888,154       7,910,129
                                           ------------     -----------
                                            17,492,350      17,951,297

Cash and cash equivalents                    2,068,970       1,695,180
Short-term investments                         196,350         604,309
                                           ------------     -----------

                                       $    19,757,670    $ 20,250,786
                                           ============    ============


Liabilities and Partners' Capital


Accounts payable                       $        49,845    $     56,778
Accrued management fee                          41,420          41,420
                                           ------------    ------------
  Total liabilities                             91,265          98,198
                                           ------------    ------------

Partners' capital (deficit):

  Limited partners ($1,000 per unit;
     100,000 units authorized, 27,641
     units issued and outstanding)          19,712,076      20,193,397
  General partners                             (45,671)        (40,809)
                                           ------------    ------------
Total partners' capital                     19,666,405      20,152,588
                                            -----------    ------------

                                       $    19,757,670    $ 20,250,786
                                           ============    ============

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS (Unaudited)

                                      Quarter Ended      Nine Months Ended      Quarter Ended     Nine Months Ended
                                    September 30, 1996   September 30, 1996   September 30, 1995  September 30, 1995
                                    ------------------   ------------------   ------------------  ------------------
Investment Activity

Property rentals                      $     375,815     $    1,146,579         $       248,185     $     745,967
Property operating expenses                 (48,766)          (165,707)                (27,793)          (93,923)
Depreciation and amortization              (108,660)          (319,752)                (83,154)         (249,464)
                                        ------------       ------------            ------------      ------------
                                            218,389            661,120                 137,238           402,580

Joint venture earnings                       67,224            236,603                 147,335           431,359
                                        ------------       ------------            ------------      ------------

  Total real estate operations              285,613            897,723                 284,573           833,939

Interest on cash equivalents
  and short-term investments                 25,606             77,654                  28,945            89,742
                                        ------------       ------------            ------------      ------------

  Total investment activity                 311,219            975,377                 313,518           923,681
                                        ------------       ------------            ------------      ------------

Portfolio Expenses

Management fee                               41,420            124,260                  41,420           117,357
General and administrative                   27,187             80,891                  29,339            85,642
                                        ------------       ------------            ------------      ------------
                                             68,607            205,151                  70,759           202,999
                                        ------------       ------------            ------------      ------------

Net Income                            $     242,612     $      770,226         $       242,759     $     720,682
                                        ============       ============            ============      ============

Net income per limited partnership
  unit                                $        8.69     $        27.59         $          8.69     $       25.81
                                        ============       ============            ============      ============

Cash distributions per limited
  partnership unit                    $       15.00     $        45.00         $         15.00     $       40.00
                                        ============       ============            ============      ============

Number of limited partnership units
  outstanding during the period              27,641             27,641                  27,641            27,641
                                        ============       ============            ============      ============

                                      (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                            Quarter Ended          Nine Months Ended           Quarter Ended            Nine Months Ended
                          September 30, 1996       September 30, 1996        September 30, 1995         September 30, 1995
                        ----------------------    --------------------     ---------------------      ----------------------

                       General      Limited       General    Limited        General      Limited       General        Limited
                       Partners     Partners      Partners   Partners       Partners     Partners      Partners       Partners
                       --------     --------      --------   --------      ---------    ---------     ---------      ---------
Balance at beginning
   of period          $(43,909)  $19,886,505    $(40,809)   $20,193,397    $ (37,907)  $ 20,480,701   $ (35,706)   $ 20,698,581

Cash distributions      (4,188)     (414,615)    (12,564)    (1,243,845)      (4,188)      (414,616)    (11,168)     (1,105,640)

Net income               2,426       240,186       7,702        762,524        2,428        240,331       7,207         713,475
                      ---------    ----------   ---------     ----------    ---------     ----------    --------     -----------

Balance at end of
period                $(45,671)  $19,712,076    $(45,671)   $19,712,076    $ (39,667)  $ 20,306,416   $ (39,667)   $ 20,306,416
                       ========   ===========    ========    ===========     ========    ===========    ========     ===========



                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                         Nine Months Ended September 30,
                                         -------------------------------

                                                1996            1995
                                             ----------      ----------
Net cash provided by operating
  activities                              $   1,415,364    $  1,284,548
                                            ------------    ------------

Cash flows from investing activities:
  Investment in property                       (186,836)          --
  Investment in joint ventures                    --            (68,687)
  Decrease (increase) in short-term
     investments, net                           401,671        (862,418)
                                            ------------    ------------
     Net cash provided by (used in)
       investing activities                     214,835        (931,105)

Cash flows from financing activity:
  Distributions to partners                  (1,256,409)     (1,116,808)
                                            ------------    ------------

Net increase (decrease) in
  cash and cash equivalents                     373,790        (763,365)

Cash and cash equivalents:
  Beginning of period                         1,695,180       2,205,034
                                            ------------    ------------

  End of period                           $   2,068,970    $  1,441,669
                                           =============   =============

Non-cash transaction:

Effective January 1, 1996, the Partnership's joint venture investment in South Bay/CRIP 3 Associates was converted to a wholly-owned property. The carrying value of this investment at conversion was $4,180,704.

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)


     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended September 30, 1996 and 1995. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1995 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     Copley Realty Income Partners 3; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. It commenced operations in October 1988 and acquired the three real estate investments it currently owns prior to the end of 1989. It intends to dispose of its investments within nine years of their acquisition, and then liquidate.


NOTE 2 - PROPERTY
-----------------

     Effective January 1, 1996, the South Bay/CRIP 3 Associates joint venture was restructured and the venture partner's ownership interest was assigned to the Partnership and to an affiliate of the Partnership. Accordingly, as of that date, the investment has been accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($4,180,704) was allocated to land, building and improvements, and other operating assets and liabilities.

     The following is a summary of the Partnership's investment in property:

                               September 30, 1996  December 31, 1995
                               ------------------  -----------------
Land                             $     4,691,144   $    2,991,854
Building and improvements              8,281,263        5,978,755
Accumulated depreciation              (1,667,727)      (1,402,497)
Deferred costs, net                      466,868          402,230
Other net assets (liabilities)           116,606          (60,213)
                                     ------------     ------------
Net carrying value               $    11,888,154   $    7,910,129
                                     ============    =============

     The net carrying value at September 30, 1996 was comprised of Brea West and South Bay at $7,647,749 and $4,240,405, respectively.

NOTE 3 - REAL ESTATE JOINT VENTURES
-----------------------------------

     The following summarized financial information is presented in the aggregate for the joint ventures:

                   Assets and Liabilities
                  -----------------------

                                 September 30, 1996   December 31, 1995
                                -------------------   -----------------
Assets
  Real property, at cost less
     accumulated depreciation of
     $1,603,775 and $1,829,810        $   8,104,091   $  14,326,926
  Other                                     551,716       1,037,209
                                       -------------   -------------
                                          8,655,807      15,364,135

Liabilities                                 104,435          99,956
                                       -------------   -------------
Net assets                            $   8,551,372   $  15,264,179
                                       =============   =============

                 Results of Operations
                 ----------------------

                                     Nine Months Ended September 30,
                                           1996              1995
                                        ---------         ----------
Revenue
  Rental income                       $    893,428      $   1,230,994
  Other                                      1,917              1,994
                                       ------------       ------------
                                           895,345          1,232,988
                                       ------------       ------------

Expenses
  Operating expenses                       140,868            208,799
  Depreciation and amortization            345,246            426,887
                                       ------------       ------------
                                           486,114            635,686
                                       ------------       ------------
  Net income                          $    409,231      $     597,302
                                       ============       ============

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

NOTE 4 - SUBSEQUENT EVENT
-------------------------

  Distributions of cash from operations relating to the quarter ended September 30, 1996 were made on October 24, 1996 in the amount of $418,803 ($15.00 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------

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

     At September 30, 1996, the Partnership had $2,265,320 in cash, cash equivalents, and short-term investments, of which $418,803 was used for cash distributions to partners on October 24, 1996; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Distributions of cash from operations relating to the first three quarters of 1996 were made at the annualized rate of 6.0% on a capital contribution of $1,000 per unit. The annualized distribution rate for the first quarter of 1995 was 5.0%. The increase in the distribution rate to 6.0% in the second quarter of 1995 was the result of increased cash flow from the lease-up of the South Bay property in May 1995.

     The carrying value of real estate investments in the financial statements at September 30, 1996 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated costs of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1996, the aggregate appraised value of the Partnership's investments was approximately $1,600,000 greater than their aggregate carrying value. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor, Copley Real Estate Advisors, Inc., and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations

     Form of Real Estate Investments

     The Brea West investment is a wholly-owned property. The South Bay investment was structured as a joint venture with a real estate management/development firm. Effective January 1, 1996, however, the venture was restructured and the venture partner's ownership interest was assigned to the Partnership and to an affiliate of the Partnership. Accordingly, as of that date, this investment has been accounted for as a wholly-owned property. The Shasta Way investment had been structured as a joint venture with a real estate management/development firm and an affiliate of the Partnership. As of January 1, 1996, the Shasta Way joint venture was restructured, and the management/development firm's interest was assigned to the Partnership and its affiliate in proportion to their respective ownership interests. The Partnership's ownership percentage increased to 58%.

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

     Investment Results

     Interest earned on cash equivalents and short-term investments for the first three quarters of 1996 decreased by approximately $12,000, or 13%, as compared to the same period in 1995 primarily due to lower short-term yields as well as lower invested balances.

     Total real estate operations increased by approximately $64,000, or 8%, for the first nine months of 1996 as compared to the comparable period of 1995. This aggregate increase is comprised of improvements of $27,000 at Brea West, $26,000 at South Bay, and $11,000 at Shasta Way.

     Net income increased by approximately $50,000 between the first nine months of 1995 and 1996, while cash provided by operations increased by approximately $131,000. The increase in cash flow is larger primarily due to the timing of cash distributions from the Shasta Way and South Bay investments.

     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, printing, accounting and servicing agent fees. These expenses decreased approximately $5,000 or 6% between the first nine months of 1995 and 1996 due to lower legal and other professional fees.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees increased between the two nine-month periods due to the increase in distributable cash flow.

                         COPLEY REALTY INCOME PARTNERS 3;
                              A LIMITED PARTNERSHIP

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1996

                                     PART II

                                OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:   None.

               b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                  SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            COPLEY REALTY INCOME PARTNERS 3; A LIMITED
                            PARTNERSHIP
                            (Registrant)


November 12, 1996
                             /s/ Peter P. Twining
                             -------------------------------
                               Peter P. Twining
                               Managing Director and General Counsel
                               of Managing General Partner,
                               Third Income Corp.



November 12, 1996
                            /s/ Daniel C. Mackowiak
                            --------------------------------
                              Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of Managing General Partner,
                              Third Income Corp.