Form 10-K405
period 1996-12-31
COPLEY REALTY INCOME PARTNERS 3
filed 1997-03-31
CIK 829906

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               -----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                          Commission File No. 0-17809
         -------------------------------------------------------------


            COPLEY REALTY INCOME PARTNERS 3; A LIMITED PARTNERSHIP

            (Exact name of registrant as specified in its charter)


       Massachusetts                                         04-3005973
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

    225 Franklin Street, 25th Floor
    Boston, Massachusetts                                       02110
(Address of principal executive offices)                     (Zip Code)

              Registrant's telephone number, including area code:
                                (617) 261-9000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                     Units of Limited Partnership Interest

                               (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes  X            No
                                                         ---              ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         No voting stock is held by nonaffiliates of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
                                     None

Page 1 of ____ pages (including exhibits).  Exhibit Index on Page ____.

                                    PART I
                                    ------

Item 1.       Business.
              --------

              Copley Realty Income Partners 3; A Limited Partnership (the "Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on February 17, 1988, to invest primarily in newly constructed and existing income-producing real properties.

              The Partnership was initially capitalized with contributions of $2,000 in the aggregate from Third Income Corp. (the "Managing General Partner") and GCOP Associates Limited Partnership (the "Associate General Partner") (collectively, the "General Partners") and $10,000 from Copley Real Estate Advisors, Inc. (the "Initial Limited Partner"). The Partnership filed a Registration Statement on Form S-11 (the "Registration Statement") with the Securities and Exchange Commission on February 23, 1988, with respect to a public offering of 40,000 units of limited partnership interest at a price of $1,000 per unit (the "Units") with an option to sell up to an additional 60,000 Units (an aggregate of $100,000,000). The Registration Statement was declared effective on May 23, 1988.

              The first sale of Units occurred on October 13, 1988, at which time the Initial Limited Partner withdrew its contribution from the Partnership. Investors were admitted to the Partnership thereafter at monthly closings; the offering terminated and the last group of initial investors was admitted to the Partnership on June 6, 1989. As of June 6, 1989, a total of 27,641 Units had been sold, a total of 1,703 investors had been admitted as limited partners (the "Limited Partners") and a total of $27,140,580 had been contributed to the capital of the Partnership. The remaining 72,359 Units were de-registered on June 27, 1989.

              As of December 31, 1996, the Partnership is invested in the three real property investments described below. The Partnership has no current plan to renovate, improve or further develop any of its real property. In the opinion of the Managing General Partner of the Partnership, the properties are adequately covered by insurance.

              The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

              A.  Research and Development Building in San Jose, California
                  ---------------------------------------------------------
("South Bay Associates").
------------------------

                  On May 18, 1989, the Partnership acquired a 65% interest in a joint venture formed with an affiliate of South Bay Construction and Development Co., Inc. As of December 31, 1995, the Partnership had contributed $2,528,247 to the capital of the joint venture, pursuant to a maximum commitment of $2,250,000. As a result of the overfunding, the Partnership's ownership interest in the venture was increased to 71.1%. The joint venture agreement entitled the Partnership to receive a monthly preferred return on its capital contribution at the rate of 10.5% per annum. The joint venture agreement also entitled the Partnership to receive 71.1% of remaining cash flow and 71.1% of sale and refinancing proceeds following the return of the partnership's equity. The Partnership also committed to make a mortgage loan to the joint venture in the maximum amount of $4,500,000, all of which was funded. The loan had a term of seven years and was secured by a first mortgage on the property described below. Interest only was payable monthly at the rate of 10% per annum; however, interest on the mortgage loan was not kept current. Effective January 1, 1996, the joint venture was restructured and ownership of the joint venture assets was assigned to the Partnership.

                  The Partnership owns approximately 6.7 acres of land, improved with an approximately 90,000 square foot research and development building in San Jose, California. In 1994, the former tenant of the building paid a termination fee and the building was released in its entirety to a new tenant for a term expiring in September 2001. The Partnership funded all of the costs associated with this transaction. During the first lease year, the tenant was only required to pay rent on 83% of the building. The tenant began paying rent on 100% of the space effective May 1995. As of December 31, 1996, the building is 100% leased.

              B.  Industrial Building in Brea, California ("Brea West")
                  -----------------------------------------------------

                  On April 28, 1989, the Partnership acquired a 60% interest in a joint venture formed with an affiliate of The Muller Company. The Partnership committed to contribute $8,250,000 to the capital of the joint venture, all of which was funded. On December 20, 1990, the Partnership increased its investment in the joint venture by committing to make a deficit loan to the venture in the maximum amount of $900,000, of which $828,799 was funded. Because the Partnership's joint venture partner was unable to fund its share of deficits, the Partnership assumed 100% ownership of the joint venture's assets, effective June 30, 1991. The property consists primarily of approximately 7.51 acres of land in Brea, California and an approximately 184,000 square foot industrial facility located thereon. As of December 31, 1996, the facility was 100% leased to one tenant until September 2000.

              C.  Industrial Building in Simi Valley, California ("Shasta Way")
                  -------------------------------------------------------------

                  On September 29, 1989, the Partnership acquired a 34.8% interest in a joint venture formed with Copley Realty Income Partners 4; A Limited Partnership, an affiliate of the Partnership (the "Affiliate") with a 25.2% interest, and an affiliate of The Hewson Company (the "Developer"). As of December 31, 1996, the Partnership had contributed $7,111,757 to the capital of the joint venture out of a maximum commitment of $7,612,500. Effective January 1, 1996, the joint venture was restructured whereby the Developer withdrew, and the ownership interests of the Partnership and its Affiliate increased to 58% and 42%, respectively. The joint venture agreement entitled the Partnership and the Affiliate to receive a preferred return on their respective invested capital at the rate of 10% per annum. The joint venture agreement also entitles the Partnership to receive 58% of remaining cash flow and 58% of sale and refinancing proceeds following the return of the Partnership's and the Affiliate's equity.

                  The joint venture owns approximately 12.13 acres of land in Simi Valley, California and in June 1991 completed construction thereon of an approximately 235,080 square foot industrial building. As of December 31, 1996, the facility was 100% leased to one tenant until December 1998. The lease includes two five-year renewal options.

Item 2.       Properties.
              ----------


              The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties:

----------------------------------------------------------------------------------------------------------------------------
                                   Estimated
                                      1997                                                              Annual
             Property                Annual        Number of                                           Contract
                                     Realty    Tenants with 10%       Name(s) of       Square Feet of    Rent       Lease
                                     Taxes       or More of GLA        Tenant(s)         Each Tenant   Per S. F. Expiration
----------------------------------------------------------------------------------------------------------------------------
R&D Building in San Jose, CA        $72,401            1          Media Arts Group         90,000        $5.10      9/2001
Industrial Building in Brea, CA     $83,356            1          Nature's Best           184,000        $5.24      9/2000
Industrial Building in Simi         $74,316            1          Bugle Boy               235,080        $4.87     12/1998
Valley, CA                                                        Industries
----------------------------------------------------------------------------------------------------------------------------
                                        Renewal         Line of Business
                                        Options       of Principal Tenants
-------------------------------------------------------------------------------
R&D Building in San Jose, CA       One 2-year option    Artwork Distributor
Industrial Building in Brea, CA          None           Health Food Distributor
Industrial Building in Simi           Two 5-year        Apparel Manufacturer
Valley, CA                              options
-------------------------------------------------------------------------------

              The following table sets forth for each of the last five years the gross leasable areas, occupancy rates, rental revenue and net effective rent for the Partnership's properties:

------------------------------------------------------------------------------------------------------
                                                                                              Net
                                                                                 Rental    Effective
                                              Gross-Leasable       Year-End     Revenue       Rent
                Property                           Area            Occupancy   Recognized  ($/sf/yr)*
------------------------------------------------------------------------------------------------------
R&D Building in San Jose, CA
----------------------------
                  1992                            90,000             100%         $674,436   $7.49
                  1993                            90,000             100%         $742,100   $8.25
                  1994                            90,000              83%         $555,526   $6.96
                  1995                            90,000             100%         $532,939   $6.28
                  1996                            90,000             100%         $534,178   $5.94

Industrial Building in Brea, CA
-------------------------------
                  1992                            184,000            100%         $950,352   $5.16
                  1993                            184,000            100%         $977,076   $5.31
                  1994                            184,000            100%         $995,209   $5.41
                  1995                            184,000            100%       $1,001,985   $5.45
                  1996                            184,000            100%       $1,023,187   $5.56

Industrial Building in Simi Valley, CA
--------------------------------------
                  1992                            235,080             0%                $0   $0.00
                  1993                            235,080             80%         $863,430   $6.12
                  1994                            235,080            100%       $1,157,494   $5.28
                  1995                            235,080            100%       $1,163,851   $4.95
                  1996                            235,080            100%       $1,208,205   $5.14

------------------------------------------------------------------------------------------------------

* Net Effective Rent calculation is based on average occupancy during the respective year.

              Set forth below is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1996:

------------------------------------------------------------------------------------------------
                                      TENANT AGING REPORT

             Property               # of Lease      Total          Total        Percentage of
                                   Expirations   Square Feet       Annual        Gross Annual
                                                               Contract Rent*       Rental
------------------------------------------------------------------------------------------------
R&D Building in San Jose, CA
----------------------------
               1997                           0             0               $0               0%
               1998                           0             0               $0               0%
               1999                           0             0               $0               0%
               2000                           0             0               $0               0%
               2001                           1        90,000         $459,000             100%
               2002                           0             0               $0               0%
               2003                           0             0               $0               0%
               2004                           0             0               $0               0%
               2005                           0             0               $0               0%
               2006                           0             0               $0               0%

Industrial Building in Brea, CA
-------------------------------
               1997                           0             0               $0               0%
               1998                           0             0               $0               0%
               1999                           0             0               $0               0%
               2000                           1       184,000         $963,700             100%
               2001                           0             0               $0               0%
               2002                           0             0               $0               0%
               2003                           0             0               $0               0%
               2004                           0             0               $0               0%
               2005                           0             0               $0               0%
               2006                           0             0               $0               0%

Industrial Building in Simi Valley, CA
--------------------------------------
               1997                           0             0               $0               0%
               1998                           1       235,080       $1,144,191             100%
               1999                           0             0               $0               0%
               2000                           0             0               $0               0%
               2001                           0             0               $0               0%
               2002                           0             0               $0               0%
               2003                           0             0               $0               0%
               2004                           0             0               $0               0%
               2005                           0             0               $0               0%
               2006                           0             0               $0               0%

------------------------------------------------------------------------------------------------

*  Does not include expenses paid by tenants.

           The following table sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed, and (v) accumulated depreciation, with respect to each property or component thereof for purposes of depreciation:

------------------------------------------------------------------------------------------------------------------------------------

Depreciable Assets
                                                                   Rate of                              Life           Accumulated
              Entity / Property                  Tax Basis      Depreciation          Method          in years         Depreciation
South Bay Associates
----------------------------------------------
Building & Building Improvements                    $3,710,736            2.50%         SL              40            $647,657
                                                    -----------           -----                                       --------
Total Depreciable Assets                             3,710,736                                                         647,657

Brea West
----------------------------------------------
Building & Improvements                              5,673,186            3.17%         SL            31.5           1,094,814
Land Improvements                                       70,337            6.67%         SL              15              24,466
                                                       -------            -----                                         ------
Total Depreciable Assets                             5,743,523                                                       1,119,280

Shasta Way
----------------------------------------------
Building & Improvements                              6,643,803            3.17%         SL            31.5           1,076,551
                                                    ----------            -----                                      ---------
Total Depreciable Assets                             6,643,803                                                       1,076,551

Total Depreciable Assets                           $16,098,062                                                      $2,843,488
                                                  ============                                                      ==========
------------------------------------------------------------------------------------------------------------------------------------

SL = Straight-Line

                  Following is information regarding the competitive market conditions for each of the Partnership's properties. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness:

              A.  Industrial Building in Simi Valley, CA.
                  ---------------------------------------

                  This property is located within the greater Los Angeles industrial market, consisting of 957 million square feet. More specifically, the property is located within the San Fernando Valley industrial market, which consists of 72 million square feet, or 8% of the total greater Los Angeles industrial market. As of September 30, 1996, the San Fernando Valley industrial vacancy rate was approximately 7.3%, reflecting a small improvement from the vacancy rate reported as of September 30, 1995, but representing a significant improvement from the 20% vacancy rate reported as of December 31, 1993. Similar to other areas of southern California, some speculative construction occurred in 1996, although most of the construction related to build-to-suit contracts. Low vacancy and limited speculative construction have resulted in the stabilization of rental rates. Rental rates on quality buildings are increasing.


              B.  R&D Building in San Jose, CA.
                  -----------------------------

                  This property is located within the city of San Jose and is part of the light industrial/ R & D market of the Silicon Valley in Santa Clara County. At September 30, 1996, the Silicon Valley R & D market had an overall estimated inventory of 112 million square feet, with a vacancy rate of 4.4%, down from 8.8% reported one year ago. San Jose is the largest submarket within Silicon Valley with a total inventory of approximately 30 million square feet, or 27% of the total Silicon Valley market. Vacancy in San Jose was 3.8% at September 30, 1996, down from 9.6% a year earlier. New construction in Silicon Valley over the last year has totaled approximately 3.7 million square feet, 670,000 of which was on a speculative basis. New construction in San Jose accounted for 890,000 square feet or approximately 25% of Silicon Valley's total.

              C.  Industrial Building in Brea, CA.
                  --------------------------------

                  This property is located with the Orange County industrial market, consisting of 228 million square feet. Brea is a desirable industrial location due to its close proximity to Los Angeles County and the central portion of Orange County. At September 30, 1996, overall vacancy was 7.8%, down from 9.3% twelve months earlier. The property more specifically is located within the North Orange County industrial submarket, which has an inventory of 101 million square feet, or 44% of the total Orange County market. As of September 30, 1996, the North Orange County vacancy rate was 6.6%, down from the 8.1% vacancy rate reported one year ago and 11% two years ago. Approximately 3.7 million square feet of new industrial space was either under construction or had been completed as of September 30, 1996.

Item 3.       Legal Proceedings.
              -----------------

              The Partnership is not a party to, nor are any of its properties subject to, any material pending legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

              No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART II
                                     -------


Item 5.       Market for Registrant's Common Equity and Related Stockholder
              -------------------------------------------------------------
              Matters.
              -------

              There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

              As of December 31, 1996, there were 1,748 holders of Units.

              The Partnership's Amended and Restated Agreement of Limited Partnership dated October 13, 1988, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1996, cash distributions paid in 1996, or distributed after year end with respect to 1996 to the Limited Partners as a group totaled $1,658,460. For the year ended 1995, cash distributions paid in 1995, or distributed after year end with respect to 1995 to the Limited Partners as a group totaled $1,589,358.

              Cash distributions exceeded net income in 1996 and 1995 and, therefore, resulted in a reduction of partners' capital. Distributions, however, were less than cash provided by operating activities in both years. Reference is made to the Partnership's Statement of Changes in Partners' Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6.       Selected Financial Data.
              -----------------------


                             For Year          For Year         For Year          For Year         For Year
                             Ended or          Ended or         Ended or          Ended or         Ended or
                             As of:            As of:           As of:            As of:           As of:
                             12/31/96          12/31/95         12/31/94(1)       12/31/93         12/31/92
                             --------          --------         -----------       --------         --------

Revenues                     $  1,993,178      $  1,749,606     $  1,650,992      $1,411,498       $1,580,815


Net Income (Loss)            $  1,058,287      $  1,025,324      $(1,451,876)     $  681,269         $828,898



Net Income (Loss)
per Limited
Partnership Unit             $      37.90      $      36.72     $     (52.00)     $    24.40     $      29.69


Total Assets                 $ 19,622,775      $ 20,250,786     $20,750,350       $23,600,717     $ 24,317,981
                             ------------      ------------     -----------       -----------     ------------

Total Cash
Distributions
per Limited
Partnership Unit,
including amounts
distributed after
year end with
respect to the
previous year                $      60.00      $      57.50     $     50.00       $     50.00     $      50.00
                             ------------      ------------     ------------      -----------     ------------

(1) Net Income (Loss) in 1994 includes a charge of $2,400,000 related to impairment of the carrying value of an investment.

Item 7.
-------

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Liquidity and Capital Resources
-------------------------------

         The Partnership completed its offering of units of limited partnership interest in June 1989 and a total of 27,641 units were sold. The Partnership received proceeds of $24,458,317, net of selling commissions and other offering costs, which have been used for investment in real estate and to pay related acquisition costs or are being retained as working capital reserves. The Partnership made the real estate investments described in Item 1 hereof.

         At December 31, 1996, the Partnership had $2,301,896 in cash, cash equivalents, and short-term investments, of which $418,803 was used for cash distributions to partners on January 30, 1997; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Distributions of cash from operations relating to all four quarters of 1996 were made at the annualized rate of 6.0% on a capital contribution of $1,000 per unit. The annualized distribution rate for the first quarter of 1995 was 5.0%. The increase in the distribution rate to 6.0% in the second quarter of 1995 was the result of increased cash flow from the lease-up of the South Bay property in May 1995.

         The carrying value of real estate investments in the financial statements at December 31, 1996 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated costs of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1996, the aggregate appraised value of the Partnership's investments was approximately $1,700,000 greater than their aggregate carrying value. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations

         Form of Real Estate Investments

         The Brea West investment is a wholly-owned property. The South Bay investment was structured as a joint venture with a real estate management/development firm. Effective January 1, 1996, however, the venture was restructured and the venture partner's ownership interest was assigned to the Partnership. Accordingly, as of that date, this investment has been accounted for as a wholly-owned property. The Shasta Way investment had been structured as a joint venture with a real estate management/development firm and an affiliate of the Partnership. As of January 1, 1996, the ownership was restructured, and the management/development firm's interest was assigned to the Partnership and its affiliate in proportion to their respective ownership interests. The Partnership's ownership percentage increased to 58%.

         Operating Factors

         The Brea West property was 100% leased to a single tenant at December 31, 1996, 1995 and 1994. Base rent increased in October 1995, in accordance with the terms of the lease agreement.

         The South Bay property is 100% leased to a single tenant. The lease term began in May, 1994 for 83% of the building for the first year, and 100% of the building thereafter through September, 2001. During 1994, the Managing General Partner determined that the Partnership will likely not recover the carrying value of this investment over the projected holding period. Accordingly, the carrying value was reduced to estimated net realizable value, with a charge to operations of $2,400,000.

         The Shasta Way venture completed the construction of its industrial facility in 1991. A lease was executed for 80% of the building commencing April 1, 1993, and as of May 1, 1994, the tenant leased the entire building through December 31, 1998.

         Three tenants each contributed more than 10% of the rental revenue from the Partnership's investments (collectively 100%) for 1996. These tenants were current with regard to lease payments at December 31, 1996; management is not aware of any impairment in the tenants' ability to continue to perform in accordance with the terms of their respective leases.

         Investment Results

         1996 Compared to 1995

         Aggregate operating results from real estate investments were $1,222,744 and $1,176,705 in 1996 and 1995, respectively. Operating income increased at each of the three properties. Brea West increased by $10,000, as an increase in rental income was partially offset by increased operating expenses. South Bay increased by $18,000 due to a decrease in operating expenses. At Shasta Way, operating income increased by $16,000, primarily due to a rental increase in October 1995, partially offset by higher operating expenses.

         Interest on cash equivalents and short-term investments decreased by $12,000 or 10%, primarily due to a decrease in short-term yields, partially offset by higher average invested balances.

         Cash flow provided by operations increased by approximately $171,000 primarily due to improved investment results and the timing of cash distributions from Shasta Way and South Bay, together with changes in property working capital.

         1995 Compared to 1994

         Exclusive of the valuation allowance at South Bay in 1994, aggregate operating results from real estate investments were $1,176,705 and $1,105,417 in 1995 and 1994, respectively. The increase primarily resulted from Shasta Way, where operating income increased by $78,000 largely due to the cost of earthquake repairs incurred in 1994. At Brea West, operating income increased by $8,000 due the rental increase in October 1995. Income from operations at South Bay decreased by $15,000 since 1994 revenue included a lease termination fee and expense reimbursements totaling approximately $176,000 related to the settlement with a former tenant, although operating expenses in 1994 included approximately $90,000 related to roof repairs.

         Interest on cash equivalents and short-term investments increased by $28,000 or 31%, due primarily to higher short-term yields.

         Cash flow from operations increased by approximately $227,000 between 1995 and 1994. The increase is primarily due to the improved investment results and the timing of distributions from South Bay.

         Portfolio Expenses

         General and administrative expenses primarily consist of real estate legal, appraisal, printing, accounting, legal and servicing agent fees. These expenses decreased $6,000 or 5% between 1995 and 1996 primarily due to decreases in legal and professional fees. General and administrative expenses were virtually unchanged between 1994 and 1995, as an increase in professional fees was offset by a decrease in printing costs. The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves, as determined by the Managing General Partner. Management fees increased in 1995 and 1996 due to the increases in distributable cash flow.

Inflation
---------

         By their nature, real estate investments tend not be adversely affected by inflation. Inflation may result in appreciation in the value of the Partnership's real estate investments over time, if rental rates and replacement costs increase. Declines in real property values during the period of Partnership operations, due to market and economic conditions, have overshadowed the positive effect inflation may have on the value of the Partnership's investments.

Item 8.       Financial Statements and Supplementary Data.
              -------------------------------------------

              See the Financial Statements of the Partnership included as a part of this Annual Report on Form 10-K.

Item 9.       Disagreements on Accounting and Financial Disclosure.
              ----------------------------------------------------

              The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.


                                   PART III
                                   --------

Item 10.   Directors and Executive Officers of the Registrant.
           --------------------------------------------------

           (a) and (b) Identification of Directors and Executive Officers.

           The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1996, as well as subsequent changes through January 24, 1997.

Name                           Position(s) with the Managing General Partner                            Age

Joseph W. O'Connor             President, Chief Executive Officer and Director                          50
Daniel J. Coughlin             Managing Director and Director                                           44
Peter P. Twining (1)           Managing Director, General Counsel and Director                          50
Wesley M. Gardiner, Jr.        Vice President                                                           38
Daniel C. Mackowiak            Principal Financial and Accounting Officer                               45
James J. Finnegan (2)          Managing Director, General Counsel and Director                          36

(1)  Through January 24, 1997 only
(2)  As of January 25, 1997

           Mr. O'Connor and Mr. Coughlin have served in an executive capacity since the organization of the Managing General Partner on February 17, 1988. Mr. Gardiner and Mr. Twining have served in their capacities since June 1994, and Mr. Mackowiak has served in his capacity since January 1, 1996. All of these individuals will continue to serve in such capacities until their successors are elected and qualify.

           (c)    Identification of Certain Significant Employees.

                  None.

           (d)    Family Relationships.

                  None.

           (e)    Business Experience.

                  The Managing General Partner was incorporated in Massachusetts on February 17, 1988. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

           Joseph W. O'Connor has been President, Chief Executive Officer and a Director of AEW Real Estate Advisors, Inc. ("AEW"), formerly Copley Real Estate Advisors, since January, 1982. He was a

Principal of AEW from 1985 to 1987 and has been a Managing Director of AEW since January 1, 1988. He has been active in real estate for 28 years. From June, 1967, until December, 1981, he was employed by New England Mutual Life Insurance Company ("The New England"), which has been merged with and into Metropolitan Life Insurance Company, most recently as a Vice President in which position he was responsible for The New England's real estate portfolio. He received a B.A. from Holy Cross College and an M.B.A. from Harvard Business School.

           Daniel J. Coughlin was a Principal of AEW from 1985 to 1987 and has been a Managing Director of AEW since January 1, 1988 and a Director of AEW since July 1994. Mr. Coughlin has been active in financial management and control for 22 years. From June, 1974 to December, 1981, he was Real Estate Administration Officer in the Investment Real Estate Department at The New England. Since January, 1982, he has been in charge of the asset management division of AEW. Mr. Coughlin is a Certified Property Manager and a licensed real estate broker. He received a B.A. from Stonehill College and an M.B.A. from Boston University.

           Peter P. Twining was a Managing Director and General Counsel of AEW until January 24, 1997 when he resigned from all offices and directorships. As such, he was responsible for general legal oversight and policy with respect to AEW and its investment portfolios. Before being promoted to this position in January 1994, he was a Vice President/Principal and senior lawyer responsible for assisting in the oversight and management of AEW's legal operations. Before joining AEW in 1987, he was a senior member of the Law Department at The New England and was associated with the Boston law firm, Ropes and Gray. Mr. Twining is a graduate of Harvard College and received his J.D. in 1979 from Northeastern University.

           Wesley M. Gardiner, Jr. joined AEW in 1990 and has been a Vice President at AEW since January, 1994. From 1982 to 1990, he was employed by Metric Realty, a nationally-known real estate investment advisor and syndication firm, as a portfolio manager responsible for several public and private limited partnerships. His career at AEW has included asset management responsibility for the company's Georgia and Texas holdings. Presently, as a Vice President and Team Leader, Mr. Gardiner has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934. He received a B.A. in Economics from the University of California at San Diego.

         Daniel C. Mackowiak has been a Vice President of AEW since January 1989 and has been a Vice President and the Principal Financial and Accounting Officer of the Managing General Partner since January 1996. Mr. Mackowiak previously held the offices of Chief Accounting Officer of AEW from January 1989 through April 1994 and Vice President and Principal Financial and Accounting Officer of the Managing General Partner between January 1989 and May 1994. From 1975 until joining AEW, he was employed by the public accounting firm of Price Waterhouse, most recently as a Senior Audit Manager. He is a certified public accountant and has been active in the field of accounting his entire business career. He received a B.S. from Nichols College and an M.B.A. from Cornell University.

         James J. Finnegan is the Assistant General Counsel of AEW Capital Management, L.P. ("AEW Capital Management") and has succeeded Peter Twining as Managing Director, General Counsel and Director of AEW, a subsidiary of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General Counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management. Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as the firm's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of Law (J.D.).

           Mr. O'Connor is a director of Evans Withycombe Residential, Inc., a Maryland corporation organized as a real estate investment trust which is listed for trading on the New York Stock Exchange. None of the other directors of the Managing General Partner is a director of a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. All of the directors and officers of the Managing General Partner also serve as directors and officers of one or more corporations which serve as general partners of publicly-traded real estate limited partnerships which are affiliated with the Managing General Partner.

(f)      Involvement in Certain Legal Proceedings.

         None.

Item 11.      Executive Compensation.
              ----------------------

              Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1 and 6 of Notes to Financial Statements.

              The following table sets forth the amounts of the fees and cash distributions and reimbursements of out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1996. Cash distributions to General Partners include amounts distributed after year-end with respect to 1996.

Receiving Entity                       Type of Compensation                       Amount of Compensation
----------------                       --------------------                       and Reimbursement
                                                                                  ------------------

AEW Real Estate Advisors, Inc.         Management Fees and Reimbursement of               $   177,680
(formerly known as Copley Real         Expenses
Estate Advisors, Inc.)

General Partners                       Share of Distributable Cash                             16,752


New England Securities Corporation     Servicing Fees and Reimbursement of                      2,702
                                       Expenses

Back Bay Advisors, L.P.                Servicing Fee                                            1,808
                                                                                            ---------

                                       TOTAL                                               $  198,942
                                                                                           ==========


         For the year ended December 31, 1996, the Partnership allocated $13,302 of taxable income to the General Partners.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.
              --------------------------------------------------------------

              (a)  Security Ownership of Certain Beneficial Owners.
                   -----------------------------------------------

              As of December 31, 1996, Alexander Hamilton Life Insurance Company of America, whose address is 2700 Sanders Road, Prospect Heights, IL., 60070, owned 5,000 Units, approximately 18% of the total number of Units outstanding. No other person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1996. Under the Partnership

Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

              Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

              (b) Security Ownership of Management.
                  --------------------------------

                  The General Partners of the Partnership owned no Units at December 31, 1996.

              (c) Changes in Control.
                  ------------------

                  There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

 Item 13.     Certain Relationships and Related Transactions.
              ----------------------------------------------

              The Partnership has no relationships or transactions to report other than as reported in Item 11, above.


                                     PART IV
                                     -------


Item 14.      Exhibits, Financial Statements, and Reports on Form 8-K.
              -------------------------------------------------------

              (a) The following documents are filed as part of this report:

                  (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Schedule and Financial Statements Index No. 2 are filed as part of this Annual Report.

                  (2) Financial Statement Schedules--The Financial Statement Schedule listed on the accompanying Index to Financial Statements and Schedule is filed as part of this Annual Report.

                  (3) Exhibits--The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

              (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed during the fourth quarter of 1996.

                       Copley Realty Income Partners 3;
                             A Limited Partnership











                             Financial Statements


                                 * * * * * * *







                               December 31, 1996

                       COPLEY REALTY INCOME PARTNERS 3;
                             A LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                        Page #


Report of Independent Accountants.......................................

Financial Statements:...................................................

        Balance Sheet - December 31, 1996 and 1995......................

        Statement of Operations - For the Years Ended
         December 31, 1996, 1995 and 1994...............................

        Statement of Changes in Partners' Capital (Deficit) - For the
          Years Ended December 31, 1996, 1995 and 1994..................

        Statement of Cash Flows - For the Years Ended December 31, 1996,
         1995 and 1994..................................................

        Notes to Financial Statements...................................

Financial Statement Schedule:

        Schedule III - Real Estate and Accumulated Depreciation at
        December 31, 1996...............................................

                       Report of Independent Accountants
                       ---------------------------------

To the Partners

Copley Realty Income Partners 3;
A Limited Partnership

In our opinion, based upon our audits and the reports of other auditors for the years ended December 31, 1996, 1995 and 1994, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Copley Realty Income Partners 3; A Limited Partnership (the "Partnership") at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Third Income Corp., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's Shasta Way joint venture investee for the years ended December 31, 1996, 1995 and 1994 which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for Shasta Way was $328,348, $312,772 and $234,834 for the years ended December 31, 1996, 1995 and 1994, respectively. We also did not audit the financial statements of the Partnership's investment in South Bay Associates for the years ended December 31, 1996 and 1995. Operating income for this investment totaled $431,682 for the year ended December 31, 1996 and equity in joint venture income was $315,789 for the year ended December 31, 1995. We also did not audit the financial statements of Brea West, a wholly-owned property, for the years ended December 31, 1996 and 1995, which statements reflect operating income of $891,127 and $880,763 for the years then ended. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the equity in joint venture income for Shasta Way for the years ended December 31, 1996, 1995 and 1994, for the operating income and equity in joint venture income for South Bay Associates for the years ended December 31, 1996 and 1995, and for operating income for Brea West for the years ended December 31, 1996 and 1995, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1996, 1995 and 1994 provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the financial statements, the Partnership changed its method of accounting for impaired long-lived assets and for long-lived assets to be disposed of effective January 1, 1995 in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".


 /s/ Price Waterhouse LLP
-------------------------
Boston, Massachusetts
March 24, 1997

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

BALANCE SHEET

                                                                            December 31,
                                                            ----------------------------------------------
                                                                  1996                          1995
                                                            ------------------         -------------------
Assets

Real estate investments:
 Joint ventures                                             $       5,531,652           $       10,041,168
 Property, net                                                     11,789,227                    7,910,129
                                                            -----------------           ------------------
                                                                   17,320,879                   17,951,297

Cash and cash equivalents                                           1,798,785                    1,695,180
Short-term investments                                                503,111                      604,309
                                                            -----------------           ------------------
                                                            $      19,622,775           $       20,250,786
                                                            =================           ==================
Liabilities and Partners' Capital

Accounts payable                                            $          45,692           $           56,778
Accrued management fee                                                 41,420                       41,420
                                                            -----------------           ------------------
Total liabilities                                                      87,112                       98,198
                                                            -----------------           ------------------

Partners' capital (deficit):
 Limited partners ($1,000 per unit,
  100,000 units authorized; 27,641
  units issued and outstanding)                                    19,582,641                   20,193,397
 General partners                                                     (46,978)                     (40,809)
                                                            -----------------           ------------------
Total partners' capital                                            19,535,663                   20,152,588
                                                            -----------------           ------------------

                                                            $      19,622,775           $       20,250,786
                                                            =================           ==================

               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS

                                                                          Year ended December 31,
                                                     ----------------------------------------------------------------
                                                             1996                  1995                   1994
                                                     ------------------     -----------------     -------------------

Investment Activity
Property rentals                                     $        1,559,843     $       1,003,979     $          995,952
Property operating expenses                                    (237,034)             (123,216)              (123,421)
Depreciation and amortization                                  (428,413)             (332,619)              (332,619)
                                                     ------------------     -----------------     ------------------
                                                                894,396               548,144                539,912

Joint venture earnings                                          328,348               628,561                565,505
Investment valuation allowance                                      -                      -              (2,400,000)
                                                     ------------------     -----------------     ------------------

 Total real estate operations                                 1,222,744             1,176,705             (1,294,583)

Interest on cash equivalents
 and short-term investments                                     104,987               117,066                 89,535
                                                     ------------------     -----------------     ------------------

 Total investment activity                                    1,327,731             1,293,771             (1,205,048)
                                                     ------------------     -----------------     -------------------

Portfolio Expenses

Management fee                                                 165,680                158,777                138,067
General and administrative                                     103,764                109,670                108,761
                                                     -----------------      -----------------     ------------------
                                                               269,444                268,447                246,828
                                                     -----------------      -----------------     ------------------

Net Income (Loss)                                    $        1,058,287     $       1,025,324     $       (1,451,876)
                                                     ==================     =================     ==================

Net income (loss) per limited
  partnership unit                                   $           37.90      $          36.72      $          (52.00)
                                                     =================      ================      ==================

Cash distributions per limited
  partnership unit                                   $           60.00      $          55.00      $           50.00
                                                     =================      ================      =================

Number of limited partnership
  units outstanding during the year                              27,641                27,641                 27,641
                                                     ==================     =================     ==================

                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                                                      Year ended December 31,
                                         --------------------------------------------------------------------------
                                                           1996                                 1995
                                         ------------------------------------     ----------------------------------
                                                General            Limited              General             Limited
                                                Partners           Partners             Partners            Partners
                                         ---------------    -----------------     ---------------   ----------------
Balance at beginning of year             $      (40,809)     $     20,193,397     $      (35,706)   $      20,698,581

Cash distributions                              (16,752)           (1,658,460)           (15,356)          (1,520,255)

Net income (loss)                                10,583             1,047,704             10,253            1,015,071
                                         --------------      ----------------     --------------    -----------------

Balance at end of year                   $      (46,978)     $     19,582,641     $      (40,809)   $      20,193,397
                                         ==============      ================     ==============    =================


                                                       Year ended December 31,
                                               ------------------------------------
                                                               1994
                                               ------------------------------------
                                                 General                 Limited
                                                 Partners                Partners
                                               -----------------  ------------------
                                               $         (7,227)  $      23,517,988

                                                        (13,960)         (1,382,050)

                                                        (14,519)         (1,437,357)
                                               -----------------  ------------------

                                               $        (35,706)  $      20,698,581
                                               =================  ==================


               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENT OF CASH FLOWS

                                                                          Year ended December 31,
                                                      -----------------------------------------------------------------
                                                           1996                      1995                     1994
                                                           ----                      ----                     ----
Cash flows from operating activities:
 Net income (loss)                                  $       1,058,287       $        1,025,324     $        (1,451,876)
 Adjustments to reconcile net
     income (loss) to net cash provided
     by operating activities:
  Depreciation and amortization                               428,413                  332,619                 332,619
  Investment valuation allowance                                    -                       -                2,400,000
  Equity in joint venture net income                         (328,348)                (628,561)               (565,505)
  Cash distributions from joint ventures                      694,437                  939,499                 732,650
  Increase (decrease) in net operating
     liabilities                                              (11,766)                   4,284                   3,471
  Decrease in property working capital                         22,751                   19,149                  14,438
                                                    -----------------       ------------------     -------------------
         Net cash provided by operating
         activities                                         1,863,774                1,692,314               1,465,797
                                                    -----------------       ------------------     -------------------

Cash flows from investing activities:
  Investment in property                                     (186,836)                       -                       -
  Investment in joint ventures                                      -                  (68,687)               (215,000)
  Decrease (increase) in short-term
   investments, net                                           101,879                 (597,870)              1,409,067
                                                    -----------------       ------------------     -------------------
    Net cash provided by (used in)
      investing activities                                    (84,957)                (666,557)              1,194,067
                                                    -----------------       ------------------     -------------------

Cash flows from financing activity:
   Distributions to partners                               (1,675,212)              (1,535,611)             (1,396,010)
                                                    -----------------       ------------------     -------------------
   Net cash used in financing activity                     (1,675,212)              (1,535,611)             (1,396,010)
                                                    -----------------       ------------------     -------------------

Net increase (decrease) in cash and cash
 equivalents                                                  103,605                 (509,854)              1,263,854

Cash and cash equivalents
 Beginning of year                                          1,695,180                2,205,034                 941,180
                                                    -----------------       ------------------     -------------------

 End of year                                        $       1,798,785       $        1,695,180     $         2,205,034
                                                    =================       ==================     ===================

Non-cash transaction:

         Effective January 1, 1996, the Partnership's joint venture investment in South Bay/CRIP 3 Associates was converted to a wholly-owned property. The carrying value of this investment at conversion was $4,180,704.

               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

General
-------

         Copley Realty Income Partners 3; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income-producing real properties. The Partnership commenced operations in October 1988, and acquired the three real estate investments it currently owns prior to the end of 1989. It intends to dispose of its investments within nine years of their acquisition, and then liquidate.

         The Managing General Partner of the Partnership is Third Income Corp., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors. The associate general partner is GCOP Associates Limited Partnership, a Massachusetts limited partnership, the general partners of which are managing directors of AEW and/or officers of the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by AEW pursuant to an advisory contract.

         On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich, Eastman & Waltch, Inc. and its affiliates and principals (collectively "the AEW Operations"). Simultaneously, a new entity, AEW Capital Management L.P. was formed, into which NEIC contributed its interests in Copley and its affiliates. As a result, the AEW Operations were combined with Copley to form the business operations of AEW Capital Management, L.P. This transaction is not expected to have a material effect on the operations of the Partnership.

         Prior to August 30, 1996, New England Mutual Life Insurance Company ("The New England") was NEIC's principal unit holder and owner of all the outstanding stock of NEIC's general partner. On August 30, 1996, The New England merged with and into Metropolitan Life Insurance Company ("Met Life"). Met Life is the surviving entity and, therefore, through a wholly-owned subsidiary, became the owner of the units of partnership interest previously owned by The New England and of the stock of NEIC's general partner. This transaction is not expected to have a material effect on the operations of the Partnership.


Management
----------

         AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($12,000 in 1996, $11,646 in 1995, and $10,072 in 1994).
Acquisition fees were based on 3% of the gross proceeds from the offering and paid at the time commitments were initially funded. Disposition fees are generally 3% of the selling price of the property, but are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon.

         New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $2,702, $2,437 and $3,388 in 1996, 1995 and 1994, respectively. Fees to Back Bay Advisors, L.P., a wholly-owned subsidiary of NEIC, for short-term investment advisory services totaled $1,808, $1,795 and $1,739 in 1996, 1995 and 1994, respectively.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Accounting Estimates
--------------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires the Managing General Partner to make estimates affecting the reported amounts of assets and liabilities, and of revenues and expenses. In the Partnership's business, certain estimates require an assessment of factors not within management's control, such as the ability of tenants to perform under long-term leases and the ability of the properties to sustain their occupancies in changing markets. Actual results, therefore, could differ from those estimates.

Real Estate Joint Ventures
--------------------------

         Investments in joint ventures, including loans made to joint ventures, which are in substance real estate investments, are stated at cost, plus (minus) equity in undistributed joint venture income (losses). Allocations of joint venture income (losses) were made to the Partnership's venture partners as long as they had substantial economic equity in the project. Economic equity is measured by the excess of the appraised value of the property over the Partnership's total cash investment plus accrued preferential returns and interest thereon. Currently, the Partnership records an amount equal to 100% of the operating results of the property, after the elimination of all inter-entity transactions, except for the venture which includes an affiliate of the Partnership, which has substantial economic equity in the project. Joint ventures are consolidated with the accounts of the Partnership if, and when, the venture partner no longer shares in the control of the business.

Property
--------

         Property includes land and buildings and improvements, which are stated at cost less accumulated depreciation, plus other operating assets and liabilities. The Partnership's initial carrying value of a property previously owned by a joint venture equals the Partnership's carrying value of the predecessor investment on the conversion date.

Capitalized Costs, Depreciation and Amortization
------------------------------------------------

         Maintenance and repair costs are expensed as incurred; significant improvements and renewals are capitalized. Depreciation is computed using the straight-line method based on the estimated useful lives of the buildings and improvements. Leasing costs are also capitalized and amortized over the related lease terms.

         Acquisition fees have been capitalized as part of the cost of real estate investments. Amounts not related to land are being amortized using the straight-line method over the estimated useful lives of the underlying real property.

         Certain tenant leases provide for rent concessions at the beginning of the lease terms and for rental increases over the lease terms. Rental revenue is being recognized on a straight-line basis over the lease terms.

Realizability of Real Estate Investments
----------------------------------------

         The Partnership considers a real estate investment to be impaired when it determines the carrying value of the investment is not recoverable through expected undiscounted cash flows from the operations and disposition of the property. The impairment loss is based on the excess of the investment's carrying value over its estimated fair market value. For investments being held for sale, the impairment loss also includes estimated costs of sale. Property held for sale is not depreciated during the holding period. Prior to the adoption of Statement of Financial Accounting Standards No. 121 as of January 1, 1995, the reduction in the investment carrying value was to estimated net realizable value.

         The carrying value of an investment may be more or less than its current appraised value. At December 31, 1996, the appraised value of each investment exceeded its carrying value; the aggregate excess was approximately $1,700,000. At December 31, 1995, the appraised value of one of the investments exceeded its related carrying value by $260,000; the appraised values of the two other investments were less than the related carrying values by an aggregate $160,000.

         The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Cash Equivalents and Short-Term Investments
-------------------------------------------

         Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

         The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost plus accrued interest, which approximates market value. At December 31, 1996 and 1995, all investments are in commercial paper with less than one month and five months, respectively, remaining to maturity.

Income Taxes
------------

         A partnership is not liable for income taxes and, therefore, no provision for income taxes is made in the financial statements of the Partnership. A proportionate share of the Partnership's income is reportable on each partner's tax return.

Per Unit Computations
---------------------

         Per unit computations are based on the number of units of limited partnership interest outstanding during the year. The actual per unit amount will vary by partner depending on the date of admission to, or withdrawal from, the Partnership.

NOTE 3 - REAL ESTATE JOINT VENTURES
-----------------------------------

         The Partnership was invested in two real estate joint ventures organized as general partnerships with a real estate management/development firm and, in one case, with an affiliate of the Partnership. The ownership of both ventures was restructured in 1996, as described below. The Partnership made capital contributions to the ventures, which are subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing proceeds. The Partnership also made a mortgage loan to one of the ventures. The joint venture agreements provide for the funding of cash flow deficits by the venture partners in proportion to ownership interests, and for the dilution of ownership share in the event a venture partner does not contribute proportionately.

         The respective real estate management/development firm is responsible for day-to-day development and operating activities, although overall authority and responsibility for the business is shared by the venturers. The real estate management/development firms, or their affiliates, also provide various services to the joint ventures for a fee.

         The following is a summary of cash invested in joint ventures, net of returns of capital and excluding investment acquisition fees:

                                                                                           December 31,
                                        Rate of                Ownership         --------------------------------
Investment/Location                 Return/Interest             Interest             1996                1995
-------------------                 ---------------           -------------      -------------       ------------
South Bay Associates                10.0%      (L)            1995-71.1%                     -       $  4,500,000
 San Jose, CA                       10.5%      (C)                                           -       $  2,528,247

Shasta Way
 Simi Valley, CA                    10.0%      (C)            1995-34.8%         $   6,726,051       $  6,726,051
                                                              1996-58%

(C) Capital contribution
(L) Loan

Shasta Way
----------

         On September 29, 1989, the Partnership entered into a joint venture with an affiliate of the Partnership, and with an affiliate of The Hewson Company, to construct and operate an industrial facility in Simi Valley, California. The Partnership committed to make capital contributions of up to $7,612,500, of which $7,111,757 was funded at December 31, 1996 and 1995. The venture owns land on which it completed construction of an industrial building in 1991. Effective January 1, 1996, the joint venture was restructured, and the Hewson interest was assigned to the Partnership and its affiliate in proportion to their respective ownership interests. The Partnership's ownership percentage increased from 34.8% to 58%; its affiliate's interest was increased to 42%.

         The aggregate minimum rents due to the venture under a non-cancelable lease are: 1997 - $1,144,000, 1998 - $1,188,000.

South Bay Associates
--------------------

         Effective January 1, 1996, this joint venture was restructured and the joint venture partner's ownership interest was assigned to the Partnership. The investment is now being accounted for as a wholly-owned property. (See Note 4).

Summarized Financial Information
--------------------------------

The following summarized financial information is presented in the aggregate for ventures:

                            Assets and Liabilities
                            ----------------------

                                                         December 31,
                                            ------------------------------------
                                               1996                      1995
                                            ----------                ----------
Assets
 Real property, at cost less
  accumulated depreciation
  of $1,709,771 and $1,829,810              $   7,988,613          $  14,326,926
 Other                                            515,758              1,037,209
                                            -------------          -------------
                                                8,504,371             15,364,135

Liabilities                                        74,585                 99,956
                                            -------------          -------------

   Net assets                               $   8,429,786          $  15,264,179
                                            =============          =============

                             Results of Operations
                             ---------------------

                                                                         Year ended December 31,
                                                    ------------------------------------------------------------------
                                                        1996                       1995                     1994
                                                    ---------------          -----------------         ---------------
Revenue
 Rental income                                      $     1,208,205          $       1,696,790         $     1,712,720
 Lease termination fee                                            -                         -                  100,000
 Other                                                        3,636                      4,934                  11,706
                                                    ---------------          -----------------         ---------------
                                                          1,211,841                  1,701,724               1,824,426
                                                    ---------------          -----------------         ---------------

Expenses
  Operating expenses                                        183,211                    314,583                 401,225
  Earthquake repair expense                                       -                         -                  109,610
  Depreciation and amortization                             460,785                    529,694                 575,638
                                                    ---------------          -----------------         ---------------
                                                            643,996                    844,277               1,086,473
                                                    ---------------          -----------------         ---------------

Net income                                          $       567,845          $         857,447         $       737,953
                                                    ===============          =================         ===============

         Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.

         Amounts for 1996 relate only to the Shasta Way joint venture. Real property in 1995 excludes a valuation allowance of $2,400,000 on the South Bay investment recorded in 1994 by the Partnership.

NOTE 4 - INVESTMENT IN PROPERTY
-------------------------------

The following is a summary of the Partnership's investment in property:

                                                                           December 31,
                                                       -------------------------------------------------------
                                                             1996                                  1995
                                                       ------------------                   ------------------
      Land                                             $        5,771,144                   $        2,991,854
      Buildings and improvements                                9,601,263                            5,978,755
      Accumulated depreciation                                 (1,758,213)                          (1,402,497)
      Investment valuation allowance                           (2,400,000)                                   -
      Deferred costs, net                                         445,638                              402,230
      Other net assets (liabilities)                              129,395                              (60,213)
                                                       ------------------                   ------------------
         Net carrying value                            $       11,789,227                   $        7,910,129
                                                       ==================                   ==================

         The net carrying value at December 31, 1996 was comprised of Brea West and South Bay at $7,561,745 and $4,227,482, respectively.

         South Bay Associates
         --------------------

         On May 18, 1989, the Partnership entered into a joint venture with an affiliate of South Bay Construction and Development Co. Inc., to acquire and operate a research and development facility in San Jose, California. The Partnership invested $7,028,247 in the joint venture in the form of capital contributions and a mortgage loan. Effective January 1, 1996, the joint venture was restructured and the joint venture partner's ownership interest was assigned to the Partnership. The carrying value of the joint venture investment at conversion ($4,180,704) was allocated to land, building and improvements, an investment valuation allowance, and other net operating assets.

         The Managing General Partner determined in 1994 that the carrying value of the South Bay investment was impaired and should be reduced to net realizable value, resulting in a charge to operations of $2,400,000.

         The buildings and improvements of South Bay are being depreciated over 30 years, beginning January 1, 1996. The aggregate minimum rents due under a non-cancelable lease are: 1997 -$459,000, 1998 -$491,550, 1999 -$513,000, 2000
-$513,000, 2001 -$374,776.

         Brea West
         ---------

         On April 28, 1989, the Partnership entered into a joint venture agreement to construct and operate an industrial facility in Brea, California. The Partnership contributed $9,078,799 to the capital of the venture. The venture partner was unable to fund its proportionate share of the cost overruns and, effective June 30, 1991, the venture partner's ownership share was reduced to zero and the property became wholly-owned by the Partnership.

         The building is being depreciated over 30 years. Tenant improvements are being depreciated over the term of the lease, which expires in September 2000. Minimum annual future rent payments are as follows: 1997 -$963,694, 1998 - $963,694, 1999 - $963,694, 2000 - $722,770.

NOTE 5 - INCOME TAXES
---------------------

         The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                                                           Year ended December 31,
                                                       ------------------------------------------------------------
                                                            1996                  1995                      1994
                                                       --------------        ---------------         --------------
Net income (loss) per financial
 statements                                            $      1,058,287      $        1,025,324      $      (1,451,876)

Timing differences:
  Joint venture earnings                                        167,259                 156,936                114,979
  Rental revenue                                                 24,517                  19,318                 18,578
  Expenses                                                        7,096                  10,456                     -
  Depreciation                                                   73,015                  76,416                 86,218
  Valuation allowance                                             -                          -               2,400,000
                                                       ----------------      ------------------      -----------------


Taxable income                                         $      1,330,174      $        1,288,450      $       1,167,899
                                                       ================      ==================      =================

NOTE 6 - PARTNERS' CAPITAL
--------------------------

         Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.

         Net sales proceeds and financing proceeds will be allocated first to the limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. Income from sales will be allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from sales, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

NOTE 7 - SUBSEQUENT EVENT
-------------------------

         Distributions of cash from operations relating to the quarter ended December 31, 1996 were made on January 30, 1997 in the aggregate amount of $418,803 ($15.00 per limited partnership unit).

                        COPLEY REALTY INCOME PARTNERS 3;
                              A LIMITED PARTNERSHIP
                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996





                                                         Initial Cost to                       Costs Capitalized
                                                         the Partnership                    Subsequent to Acquisition
                                            ------------------------------------         ---------------------------------

                                  Encum -                Buildings &     Other           Carrying    Improve-
Description                     brances        Land      Improvements     (Net)            Costs        ments      Other
-----------                     -------    -----------   ------------   ---------        ---------   ----------  ---------
A single-story industrial       Notes  A
building on 7.51 acres in         and  B    $2,917,098    $5,974,055    ($81,193)         $74,756       $4,700   $353,790
Brea California.



A single-story industrial       Notes  A
building on 6.7 acres             and  B    $1,699,290    $2,115,672    $365,742               $0     $186,836   ($63,306)
in San Jose, California.

                                            ------------------------------------------------------------------------------
      Total Wholly-Owned                    $4,616,388    $8,089,727    $284,549          $74,756     $191,536   $290,484
                                            ==============================================================================


                                     Gross amount at which
                                  Carried at Close of Period
                              ---------------------------------

                                         Buildings &                             Accumulated    Date of        Date     Depreciable
Description                      Land    Improvements   Other       Total        Depreciation  Construction    Acquired      Life
-----------                   ---------  ------------  --------     -----        ------------  ------------    -------- -----------
A single-story industrial
building on 7.51 acres in     $2,991,854   $5,978,755  $272,597   $9,243,206      $1,681,461      1990         06/30/91    30 Years
Brea California.



A single-story industrial
building on 6.7 acres         $1,699,290   $2,302,508  $302,436   $4,304,234         $76,752      1976         05/18/89    30 Years
in San Jose, California.


                              --------------------------------------------------------------
      Total Wholly-Owned      $4,691,144   $8,281,263  $575,033  $13,547,440      $1,758,213
                              ==============================================================





58% Interest in Hewson Shasta
Way Joint Venture.  Owners of
an industrial building on 12.13    --------See Note B--------    $5,531,652           N/A         1991         9/29/89   31.5 Years
acres in Simi Valley, California.


                                                                 ----------
      Total Joint Ventures                                       $5,531,652
                                                                 ==========

  Note  (A)    Brea West investment restructured from joint venture to
               wholly-owned property effective 6/30/91.


               South Bay/CRIP 3 investment restructured from joint venture to wholly-owned property effective 1/1/96.

                        COPLEY REALTY INCOME PARTNERS 3;
                             A LIMITED PARTNERSHIP
                              SCHEDULE III - NOTE B

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996

                                                                   1996
          Reconciliation of Real                       INVESTMENT IN  WHOLLY-OWNED
               Estate Owned                            ---------------------------
                                                                                                       ACCUMULATED
                                                             NET       CHANGES IN       BALANCE       AMORTIZ'N AND
                                            COST         CAPITALIZED    OTHER NET        AS OF         DEPRECIATION
           DESCRIPTION                 AS OF 12/31/95    IMPROVEMENTS    ASSETS      AS OF 12/31/96   AS OF 12/31/95
         ---------------               --------------    ------------  ----------    --------------   --------------
   Brea West, California                  $9,536,293               $0     ($26,221)    $9,510,072        $1,626,164

   South Bay/Crip 3 Associates                    $0       $4,367,540     ($40,904)    $4,326,636                $0


                                           1996         ACCUMULATED
                                       AMORTIZ'N AND  AMORTIZATION AND       PROPERTY
                                        DEPRECIATION    DEPRECIATION           NET
                                           EXPENSE     AS OF 12/31/96    AS OF 12/31/96
                                       -------------  ----------------   --------------
   Brea West, California                   $322,163      $1,948,327        $7,561,745

   South Bay/Crip 3 Associates              $99,154         $99,154        $4,227,482

                                                                                       1996          1996 CASH
                                                                      1996 CASH      EQUITY IN       RECEIVED
                                       PERCENT OF     BALANCE       INVESTMENTS IN    INCOME/          FROM
        DESCRIPTION                    OWNERSHIP     @ 12/31/95     JOINT VENTURES    (LOSS)      JOINT VENTURES
      ---------------                  ----------    ----------     --------------   ---------    --------------
   South Bay/Crip 3 Associates            100%       $4,180,704               $0            $0              $0

   Hewson Shasta Way                       58%        5,860,464                0       328,348        (650,064)
                                                    -----------     ------------     ---------    ------------
                                                    $10,041,168               $0      $328,348       ($650,064)
                                                    ===========     ============     =========    ============
                                                               1996
                                             1996         CONVERSION TO
                                        AMORTIZATION OF    WHOLLY-OWNED      BALANCE
                                       ACQUISITION FEES      PROPERTY      @ 12/31/96
                                       ----------------   -------------    ----------
   South Bay/Crip 3 Associates                       $0    ($4,180,704)            $0

   Hewson Shasta Way                             (7,096)             0      5,531,652
                                       ----------------    -----------     ----------
                                                ($7,096)   ($4,180,704)    $5,531,652
                                       ================    ===========     ==========

                              FINANCIAL STATEMENTS
                                   INDEX NO. 2

              Independent Auditor's Report and Financial Statements

                         of Hewson Shasta Way Associates




                                                                                              Page #

Report of Independent Auditors from Ernst & Young LLP.........................................

Balance Sheet - December 31, 1996 and 1995....................................................

Statement of Operations - For the Years ended
 December 31, 1996, 1995 and 1994.............................................................

Statement of Changes in Partners' Capital - For the Years ended
 December 31, 1996, 1995 and 1994.............................................................

Statement of Cash Flows - For the Years ended
 December 31, 1996, 1995 and 1994.............................................................

Notes to Financial Statements.................................................................

                                           Financial Statements


                                           Shasta Way Associates
                                    (A California General Partnership)

                                        December 31, 1996 and 1995

               [LETTERHEAD OF ERNST AND YOUNG LLP APPEARS HERE]



                         Report of Independent Auditors


To the Partners
Shasta Way Associates

We have audited the accompanying balance sheets of Shasta Way Associates (a California general partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shasta Way Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                           /s/ Ernst & Young LLP

                                                           Ernst & Young LLP

Phoenix, Arizona
January 14, 1997

                              Shasta Way Associates
                       (A California General Partnership)

                                 Balance Sheets


                                                                                         December 31
                                                                                   1996               1995
                                                                             -------------------------------------
Assets
Cash                                                                           $     166,413      $     103,331
Tenant receivables                                                                   270,294            421,532
Rental property
  Land                                                                             2,977,867          2,977,867
  Buildings                                                                        6,803,913          6,803,913
  Accumulated depreciation                                                        (1,721,687)        (1,296,422)
                                                                             -------------------------------------
                                                                                   8,060,093          8,485,358
                                                                             -------------------------------------
Other assets - net of accumulated amortization of $315,164 in 1996 and
   $276,996 in 1995                                                                   79,051            117,219
                                                                             -------------------------------------
                                                                               $   8,575,851      $   9,127,440
                                                                             =====================================

Liabilities and partners' capital
Security deposit                                                               $      62,400      $      62,400
Accounts payable and accrued expenses                                                 12,185              8,171
Due to partners
  CRIP 3                                                                           1,694,054          1,475,792
  CRIP 4                                                                           1,226,586          1,068,589
Partners' capital                                                                  5,580,626          6,512,488
                                                                             -------------------------------------
                                                                               $   8,575,851      $   9,127,440
                                                                             =====================================

See accompanying notes.

                             Shasta Way Associates
                      (A California General Partnership)

                            Statements of Operations


                                                                          Year ended December 31
                                                                1996               1995               1994
                                                         ---------------------------------------------------------
Revenues
  Rental income                                              $ 1,045,432         $ 1,012,427        $ 1,001,425
  Tenant reimbursements                                          162,773             151,424            156,069
  Interest and other income                                        3,636               3,992             11,520
                                                         ---------------------------------------------------------
                                                               1,211,841           1,167,843          1,169,014
                                                         ---------------------------------------------------------

Expenses
  Rental operating expenses                                      160,800             155,744            156,069
  General and administrative                                      22,411              11,272             10,746
  Depreciation and amortization                                  463,433             462,485            488,623
  Guaranteed payments
    CRIP 3                                                       868,326             844,281            816,734
    CRIP 4                                                       628,733             611,374            591,428
  Earthquake repairs                                                   -                   -            109,610
                                                         ---------------------------------------------------------
                                                               2,143,703           2,085,156          2,173,210
                                                         ---------------------------------------------------------

Net loss                                                     $  (931,862)        $  (917,313)       $(1,004,196)
                                                         =========================================================

See accompanying notes.                                                        3

                             Shasta Way Associates
                      (A California General Partnership)

                         Statements of Partners' Capital



                                                 Hewson            Copley            Copley
                                                 Shasta            Realty            Realty
                                                  Way              Income            Income
                                                  L.P.            Partners 3        Partners 4          Total
                                             ---------------------------------------------------------------------
Partners' capital - (deficit)
  December 31, 1993                            $    (604,984)   $   5,242,608     $   3,796,373     $   8,433,997
Net loss - 1994                                            -         (582,434)         (421,762)       (1,004,196)
                                             ---------------------------------------------------------------------
Partners' capital - (deficit)
  December 31, 1994                                 (604,984)       4,660,174         3,374,611         7,429,801
Net loss - 1995                                            -         (532,041)         (385,272)         (917,313)
                                             ---------------------------------------------------------------------
Partners' capital - (deficit)
  December 31, 1995                                 (604,984)       4,128,133         2,989,339         6,512,488
Transfer of interest                                 604,984         (350,891)         (254,093)                -
Net loss - 1996                                            -         (540,480)         (391,382)         (931,862)
                                             =====================================================================
Partners' capital -
  December 31, 1996                            $           -    $   3,236,762     $   2,343,864     $   5,580,626
                                             =====================================================================

See accompanying notes.                                                        4

                             Shasta Way Associates
                      (A California General Partnership)

                            Statements of Cash Flows

                                                                          Year ended December 31
                                                                1996               1995               1994
                                                         ---------------------------------------------------------
Cash flows from operating activities
Net loss                                                  $      (931,862)    $      (917,313)   $    (1,004,196)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation and amortization                               463,433             462,485            488,623
      Decrease (increase) in tenant receivables                   151,238              74,093            (27,957)
      Increase (decrease) in accounts payable and
        accrued expenses                                            4,014                (672)             8,843
      Increase in due to partners                                 376,259             480,655            540,662
                                                         ---------------------------------------------------------
Total adjustments                                                 994,944           1,016,561          1,010,171
                                                         ---------------------------------------------------------
Net cash provided by operating activities                          63,082              99,248              5,975
                                                         ---------------------------------------------------------

Cash flows from investing activities
Additions to rental property                                            -              (9,482)                 -
Deletions from other assets                                             -                   -              3,356
                                                         ---------------------------------------------------------
Net cash (used in) provided by investing
  activities                                                            -              (9,482)             3,356
                                                         ---------------------------------------------------------

Net increase in cash                                               63,082              89,766              9,331
Cash at beginning of year                                         103,331              13,565              4,234
                                                         =========================================================
Cash at end of year                                       $       166,413     $       103,331    $        13,565
                                                         =========================================================

See accompanying notes.                                                        5

                             Shasta Way Associates
                      (A California General Partnership)

                          Notes to Financial Statements

                           December 31, 1996 and 1995


1. Organization and Other Matters

Shasta Way Associates, formerly Hewson Shasta Way Associates (the Partnership), was formed September 29, 1989 as a California general partnership for the purpose of developing and operating a commercial industrial property in Simi Valley, California. The percentage ownership interests through December 31, 1995 were as follows:

           Hewson Shasta Way L.P., a California limited
             partnership (Hewson)                              40.0%
           Copley Realty Income Partners 3 (CRIP 3)            34.8%
           Copley Realty Income Partners 4 (CRIP 4)            25.2%

CRIP 3 and CRIP 4 were committed to contribute an aggregate of approximately $13,125,000 to the Partnership; subsequently, the Partnership Agreement provides for pro rata contributions by all partners. CRIP 3 and CRIP 4 contributed $7,111,757 and $5,149,893, respectively, through December 31, 1996.

CRIP 3 and CRIP 4 are entitled to preferential cash payments to the extent of a stipulated return on their invested capital (Note 4). Prior to 1992, for financial reporting purposes, income and losses were allocated to the partners in accordance with their respective ownership interests, based on the long-term substance of the business enterprise and the requirement for all partners to fund capital, as described above. For the years ended December 31, 1995 and 1994, losses were allocated entirely to CRIP 3 and CRIP 4.

On January 1, 1996, the partners executed an Amended and Restated Statement of Partnership Agreement whereby Hewson transferred all of its right, title and interest in and to the Partnership to CRIP 3 and CRIP 4. The percentage ownership interests are as follows:

        Copley Realty Income Partners 3 (CRIP 3)               58.0%
        Copley Realty Income Partners 4 (CRIP 4)               42.0%

In 1996, income and losses are allocated to CRIP 3 and CRIP 4 in accordance with the ownership interests.

                              Shasta Way Associates
                       (A California General Partnership)

                    Notes to Financial Statements (continued)


2. Significant Accounting Policies

Rental Property

Rental properties are stated at cost. In 1996, the Partnership adopted Statement of Financial Accounting Standard (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. SFAS No. 121 requires that real estate assets be evaluated for impairment if impairment indicators are present. An impairment writedown to fair value would occur only if the estimated undiscounted cash flows from the asset were less than the carrying amount of the asset. At December 31, 1996, the Partnership does not hold any assets that meet the impairment criteria of SFAS No. 121.

Income Recognition

The Partnership's rental property is leased to a tenant under an operating lease. The lease includes a provision whereby the tenant is not responsible for rental payments for specified occupancy periods. Rental income is recognized over the lease term on a straight-line basis. Included in tenant receivables are $197,519 and $296,278 of deferred rent receivable at December 31, 1996 and 1995, respectively.

Income Taxes

Federal and state income taxes are not payable by the Partnership, since the partners report their proportionate share of taxable income or loss on their separate tax returns.

Depreciation and Amortization

Depreciation is provided on the straight-line method over the estimated lives of the assets, which are 31.5 years for the building and the term of the tenant's lease for tenant improvements.

Included in other assets are leasing commissions, which are amortized over the term of the related tenant's lease.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                              Shasta Way Associates
                       (A California General Partnership)

                    Notes to Financial Statements (continued)


3. Rental Property

At December 31, 1989 the rental property under development consisted of approximately 12 acres of land, with two existing buildings. During 1990, the existing buildings were demolished and construction of a 235,080 square-foot industrial building commenced. Construction was completed in June 1991.

The Partnership's property is being leased to a tenant under an operating lease which expires in December 1998. The lease provides for the tenant to reimburse the Partnership for operating expenses.

The following is a schedule of approximate minimum lease payments as of December 31, 1996:

            1997                            $   1,144,000
            1998                                1,188,000
            Thereafter                                  -
                                          ==================
                                            $   2,332,000
                                          ==================

4. Related Party Transactions

Under the terms of the Partnership agreement, as amended, Hewson Properties, Inc. (HPI), an affiliate of Hewson, was paid a development overhead fee of $272,428. CRIP 3 and CRIP 4 were paid development overhead fees of $48,370 and $35,026, respectively. These fees were paid beginning on the first day of the month following the start of demolition of the existing buildings and were capitalized to the rental property.

The Partnership agreement provides that CRIP 3 and CRIP 4 will be paid guaranteed payments of 10% per annum on invested capital (as defined). The cumulative unpaid guaranteed payments are included in due to partners in the accompanying balance sheets.

Included in rental operating expenses are $40,783, $36,933 and $34,250 of management fees paid to HPI in 1996, 1995 and 1994, respectively. These fees are paid at a rate of 3% of gross rental income received.

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number                                                       Page Number
--------------                                                       -----------

10A.             Joint Venture Agreement of South Bay/CRIP 3               *
                 Associates Joint Venture dated as of March 27,
                 1989 by and between Copley Realty Income Partners 3;
                 A Limited Partnership and SBC and D Co., Inc.

10B.             General Partnership Agreement of Brea West                *
                 Associates dated as of April 28, 1989 between BW
                 Partners and Copley Realty Income Partners 3; A
                 Limited Partnership.

10C.             First Amendment to Brea West Associates General           *
                 Partnership Agreement dated as of April 28, 1989
                 by and between Copley Realty Income Partners 3;
                 A Limited Partnership and BW Partners.

10D.             Pledge and Security Agreement for Brea West               *
                 Associates dated as of April 28, 1989 by and
                 among BW Partners, Copley Realty Income Partners
                 3; A Limited Partnership, and Tar Partners.

10E.             General Partnership Agreement of Hewson Shasta Way        *
                 Associates dated as of September 29, 1989 between
                 Hewson/Shasta Way L.P., Copley Realty Income
                 Partners 3; A Limited Partnership and Copley Realty
                 Income Partners 4; A Limited Partnership.

10F.             Purchase Agreement and Escrow Instruction                 *
                 and Railroad Spur Agreement dated as of
                 May 17, 1991 by and between NI Industries, Inc.,
                 a Delaware corporation, and Brea West Associates.

10G.             Agreement for Dissolution, Distribution and               *
                 Winding-Up of Brea West Associates dated
                 May 31, 1991 by and between BW Partners, a
                 California general partnership, and the
                 Registrant.

10H.             Incentive Property Management Agreement                   *
                 effective as of May 31, 1991 by and between
                 TRI-Partners, a California general partnership,
                 and the Registrant.

10I.             Lease between South Bay/CRIP 3, a California              *
                 general partnership ("Landlord"), and Media Arts
                 Group, Inc., a Delaware Corporation ("Tenant)"
                 dated February 7, 1994.

10J.             First Amendment to Lease by and between                    *
                 South Bay/CRIP 3, a California
                 general partnership ("Landlord"), and Media Arts Group,
                 Inc., a Delaware Corporation ("Tenant)" dated
                 April 15, 1994.

10K.             Second Amendment to Lease by and between                   *
                 South Bay/CRIP 3, a California
                 general partnership ("Landlord"), and Media Arts Group,
                 Inc., a Delaware Corporation ("Tenant)" dated
                 June 23, 1994.

10L.             Promissory Note dated May 1, 1994 by and between           *
                 South Bay/CRIP III Associates Joint Venture,
                 a California general partnership, as Holder,
                 and CXR Telcom Corporation, a Delaware
                 Corporation, as Maker.

10M.             Assignment and Assumption and Indemnity Agreement          *
                 dated January 1, 1996, by and between Hewson/Shasta
                 Way L.P., a California limited partnership ("Assignor"),
                 Copley Realty Income Partners 3; a Limited Partnership,
                 a Massachusetts limited partnership ("CRIP 3"), and
                 Copley Realty Income Partners 4; a Limited Partnership,
                 a Massachusetts limited partnership ("CRIP 4").

10N.             First Amendment to General Partnership Agreement dated     *
                 January 1, 1996, as amended to date (the "Partnership
                 Agreement") of Hewson Shasta Way Associates, a
                 California general partnership, by and among
                 Hewson/Shasta Way L.P., a California limited partnership,
                 Copley Realty Income Partners 3; a Limited Partnership,
                 a Massachusetts limited partnership ("CRIP 3"), and
                 Copley Realty Income Partners 4; a Limited Partnership,
                 a Massachusetts limited partnership ("CRIP 4").


-------------------------------------------------------
* Previously filed and incorporated herein by reference

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COPLEY REALTY INCOME PARTNERS 3;
                                             A LIMITED PARTNERSHIP



Date:    March 31, 1997                      By:    /s/ Joseph W. O'Connor
                                                    ----------------------
                                                    Joseph W. O'Connor
                                                    President of the
                                                    Managing General Partner



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                 Title                                    Date
         ---------                                 -----                                    ----
                                            President, Principal
                                            Executive Officer and
                                            Director of the
 /s/     Joseph W. O'Connor                 Managing General Partner                    March 31, 1997
------------------------------------
         Joseph W. O'Connor

                                            Principal Financial and
                                            Accounting Officer of the
 /s/     Daniel C. Mackowiak                Managing General Partner                    March 31, 1997
------------------------------------
         Daniel C. Mackowiak


                                            Director of the
 /s/     Daniel J. Coughlin                 Managing General Partner                    March 31, 1997
------------------------------------
         Daniel J. Coughlin


                                            Director of the
 /s/     James J. Finnegan                  Managing General Partner                    March 31, 1997
---------------------------
         James J. Finnegan