Form 10-Q
period 1997-03-31
COPLEY REALTY INCOME PARTNERS 3
filed 1997-05-13
CIK 829906

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 ---------------------------------------------
        For Quarter Ended March 31, 1997  Commission File Number 0-17809


                        COPLEY REALTY INCOME PARTNERS 3;
                             A LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


     Massachusetts                                     04-3005973
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

     225 Franklin Street, 25th Fl.
     Boston, Massachusetts                             02110
(Address of principal executive offices)             (Zip Code)

              Registrant's telephone number, including area code:
                                (617) 261-9000


-------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


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

                                   FORM 10-Q


                        FOR QUARTER ENDED MARCH 31, 1997


                                     PART I

                             FINANCIAL INFORMATION

BALANCE SHEET
(Unaudited)

                                     March 31, 1997  December 31, 1996
                                     --------------  -----------------
Assets

Real estate investments:
 Joint ventures                        $  5,354,869     $  5,531,652
 Property, net                           11,675,310       11,789,227
                                        -----------      -----------
                                         17,030,179       17,320,879

Cash and cash equivalents                 2,033,465        1,798,785
Short-term investments                      372,478          503,111
                                        -----------      -----------

                                       $ 19,436,122     $ 19,622,775
                                        ===========      ===========

Liabilities and Partners' Capital


Accounts payable                       $     41,960     $     45,692
Accrued management fee                       44,872           41,420
                                        -----------      -----------
 Total liabilities                           86,832           87,112
                                        -----------      -----------

Partners' capital (deficit):

 Limited partners ($1,000 per unit;
  100,000 units authorized, 27,641
  units issued and outstanding)          19,398,132       19,582,641
 General partners                           (48,842)         (46,978)
                                        -----------      -----------
Total partners' capital                  19,349,290       19,535,663
                                        -----------      -----------

                                       $ 19,436,122     $ 19,622,775
                                        ===========      ===========


                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS (Unaudited)

                                        Quarter Ended March 31,
                                      ---------------------------
                                          1997             1996
                                      -----------      ----------
Investment Activity

Property rentals                     $    365,383     $   387,733
Property operating expenses               (53,749)        (70,863)
Depreciation and amortization            (108,661)       (101,139)
                                      -----------      ----------
                                          202,973         215,731

Joint venture earnings                     81,235          97,454
                                      -----------      ----------

   Total real estate operations           284,208         313,185

Interest on cash equivalents
   and short-term investments              27,784          25,578
                                      -----------      ----------

   Total investment activity              311,992         338,763
                                      -----------      ----------

Portfolio Expenses

Management fee                             44,872          41,420
General and administrative                 34,690          25,966
                                      -----------      ----------
                                           79,562          67,386
                                      -----------      ----------

Net Income                           $    232,430     $   271,377
                                      ===========      ==========

Net income per limited partnership
   unit                              $       8.32     $      9.72
                                      ===========      ==========

Cash distributions per limited
   partnership unit                  $      15.00     $     15.00
                                      ===========      ==========

Number of limited partnership units
   outstanding during the period           27,641          27,641
                                      ===========      ==========

                (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)


                                     Quarter Ended March 31,
                                 1997                       1996
                        -----------------------   ------------------------
                         General       Limited    General         Limited
                        Partners       Partners   Partners        Partners
                        --------       --------   --------        --------

Balance at beginning
   of period            $ (46,978)   $ 19,582,641   $  (40,809) $ 20,193,397

Cash distributions         (4,188)       (414,615)      (4,188)     (414,615)

Net income                  2,324         230,106        2,714       268,663
                        ---------    ------------   ----------   -----------

Balance at end of
period                  $ (48,842)   $ 19,398,132   $  (42,283) $ 20,047,445
                        =========    ============   ==========   ===========




                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)


                                             Quarter Ended March 31,
                                             -----------------------

                                                1997         1996
                                             ----------   ----------
Net cash provided by operating activities   $   525,767  $   447,632
                                             ----------   ----------

Cash flows from investing activity:
   Decrease (increase) in short-term
      investments, net                          127,716      (95,636)
                                             ----------   ----------

Cash flows from financing activity:
   Distributions to partners                   (418,803)    (418,803)
                                             ----------   ----------

Net increase (decrease) in cash and
   cash equivalents                             234,680      (66,807)

Cash and cash equivalents:

   Beginning of period                        1,798,785    1,695,180
                                             ----------   ----------

   End of period                            $ 2,033,465  $ 1,628,373
                                             ==========   ==========


Non-cash transaction:

Effective January 1, 1996, the Partnership's joint venture investment in South Bay/CRIP 3 Associates was converted to a wholly-owned property. The carrying value of this investment at conversion was $4,180,704.



                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)


   In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1997 and December 31, 1996 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended March 31, 1997 and 1996. These adjustments are of a normal recurring nature.

   See notes to financial statements included in the Partnership's 1996 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


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

   The following is a summary of the Partnership's two investments in wholly-owned property:


                                  March 31, 1997   December 31, 1996
                                  --------------   -----------------

Land                             $   5,771,144     $      5,771,144
Building and improvements            9,601,263            9,601,263
Accumulated depreciation            (1,848,699)          (1,758,213)
Investment valuation allowance      (2,400,000)          (2,400,000)
Deferred costs, net                    424,407              445,638
Other net assets (liabilities)         127,195              129,395
                                  ------------      ---------------
Net carrying value               $  11,675,310     $     11,789,227
                                  ============      ===============

   The net carrying value at March 31, 1997 was comprised of Brea West and South Bay at $7,474,859 and $4,200,451, respectively.

NOTE 3 - REAL ESTATE JOINT VENTURES
-----------------------------------

      The following summarized financial information relates to the Shasta Way joint venture:


                                              Assets and Liabilities
                                              ----------------------

                                        March 31, 1997  December 31, 1996
                                        --------------  -----------------
Assets
   Real property, at cost less
      accumulated depreciation of
      $1,815,427 and $1,709,771         $    7,882,957  $      7,988,613
   Other                                       338,684           515,758
                                        --------------  ----------------
                                             8,221,641         8,504,371

Liabilities                                     93,164            74,585
                                        --------------  ----------------
Net assets                              $    8,128,477  $      8,429,786
                                        ==============  ================

                                                Results of Operations
                                                ---------------------

                                               Quarter Ended March 31,
                                               1997              1996
                                            ----------        ----------
Revenue
   Rental income                        $      297,232  $        323,408
   Other                                         2,086                 -
                                        --------------  ----------------
                                               299,318           323,408
                                        --------------  ----------------

Expenses
   Depreciation and amortization               115,196           115,012
   Operating expenses                           43,630            39,941
                                        --------------  ----------------
                                               158,826           154,953
                                        --------------  ----------------
   Net income                           $      140,492  $        168,455
                                        ==============  ================


      Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

NOTE 4 - SUBSEQUENT EVENT
-------------------------

  Distributions of cash from operations relating to the quarter ended March 31, 1997 were made on April 24, 1997 in the amount of $453,703 ($16.25 per limited partnership unit).

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

      At March 31, 1997, the Partnership had $2,405,943 in cash, cash equivalents, and short-term investments, of which $453,703 was used for cash distributions to partners on April 24, 1997; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Distributions of cash from operations relating to the first quarter of 1996 were made at the annualized rate of 6.0% on a capital contribution of $1,000 per unit. The annualized distribution rate for the first quarter of 1997 was 6.5%. The increase in the distribution rate this quarter is the result of increased cash flow from Shasta Way.

      The carrying value of real estate investments in the financial statements at March 31, 1997 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated costs of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1997, the aggregate appraised value of the Partnership's investments was approximately $2,300,000 greater than their aggregate carrying value. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations

      Form of Real Estate Investments

      The Brea West and South Bay investments are wholly-owned properties. The South Bay investment was structured as a joint venture with a real estate management/development firm. Effective January 1, 1996, however, the venture was restructured and the venture partner's ownership interest was assigned to the Partnership and to an affiliate of the Partnership. Accordingly, as of that date, this investment has been accounted for as a wholly-owned property. The Shasta Way investment had been structured as a joint venture with a real estate management/development firm and an affiliate of the Partnership. As of January 1, 1996, the ownership was restructured, and the management/development firm's interest was assigned to the Partnership and its affiliate in proportion to their respective ownership interests. The Partnership's ownership percentage increased to 58%.

      Operating Factors

      The South Bay property is 100% leased to a single tenant through September, 2001. During 1994, the managing general partner determined that the Partnership will likely not recover the carrying value of this investment over the projected holding period. Accordingly, the carrying value was reduced to estimated net realizable value, with a charge to operations of $2,400,000.

      The Brea West and the Shasta Way properties are also 100% leased to single tenants under long-term leases.

      Investment Results

      Interest earned on cash equivalents and short-term investments for the first quarter of 1997 increased by approximately $2,000, or 9%, as compared to the same period in 1996 due to higher average invested balances.

      Total real estate operations decreased by approximately $29,000, or 9%, for the first three months of 1997 as compared to the comparable period of 1996. Each of the three properties contributed to the decline.

      Net income decreased by approximately $39,000 between the first three months of 1996 and 1997, while cash provided by operations increased by approximately $78,000. The difference is primarily due to the timing of cash distributions from Shasta Way.

      Portfolio Expenses

      General and administrative expenses primarily consist of real estate appraisal, legal, printing, accounting and servicing agent fees. These expenses increased approximately $9,000, or 34% between the first three months of 1996 and 1997, primarily due to an increase in accounting fees.

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

                        FOR QUARTER ENDED MARCH 31, 1997

                                    PART II

                               OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits:   None.

          b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                  SIGNATURES
                                  ----------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    COPLEY REALTY INCOME PARTNERS 3; A LIMITED
                                    PARTNERSHIP
                                    (Registrant)


May 13, 1997
                                     /s/ James J. Finnegan
                                     -------------------------------
                                        James J. Finnegan
                                        Managing Director and General Counsel
                                        of Managing General Partner,
                                        Third Income Corp.



May 13, 1997
                                     /s/ Daniel C. Mackowiak
                                     --------------------------------
                                        Daniel C. Mackowiak
                                        Principal Financial and Accounting
                                        Officer of Managing General Partner,
                                        Third Income Corp.