Form 10-Q
period 1997-06-30
COPLEY REALTY INCOME PARTNERS 3
filed 1997-08-12
CIK 829906

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 ---------------------------------------------
     For Quarter Ended June 30, 1997        Commission File Number 0-17809


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


--------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


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

                                   FORM 10-Q


                        FOR QUARTER ENDED JUNE 30, 1997


                                    PART I

                             FINANCIAL INFORMATION

BALANCE SHEETS
(Unaudited)

                                     June 30, 1997  December 31, 1996
                                     -------------  -----------------
Assets

Real estate investments:
 Joint ventures                        $ 5,262,515      $ 5,531,652
 Property, net                          11,570,708       11,789,227
                                       -----------      -----------
                                        16,833,223       17,320,879

Cash and cash equivalents                2,022,444        1,798,785
Short-term investments                     393,380          503,111
                                       -----------      -----------

                                       $19,249,047      $19,622,775
                                       ===========      ===========


Liabilities and Partners' Capital


Accounts payable                       $    45,804      $    45,692
Accrued management fee                      44,872           41,420
                                       -----------      -----------
 Total liabilities                          90,676           87,112
                                       -----------      -----------

Partners' capital (deficit):

 Limited partners ($1,000 per unit;
   100,000 units authorized, 27,641
   units issued and outstanding)        19,209,122       19,582,641
 General partners                          (50,751)         (46,978)
                                       -----------      -----------
Total partners' capital                 19,158,371       19,535,663
                                       -----------      -----------

                                       $19,249,047      $19,622,775
                                       ===========      ===========



                (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS (Unaudited)


                                         Quarter Ended     Six Months Ended      Quarter Ended     Six Months Ended
                                         June 30, 1997       June 30, 1997       June 30, 1996       June 30, 1996
                                         -------------     ----------------      -------------     ----------------
Investment Activity

Property rentals                         $     407,529       $      772,912      $     383,031       $      770,764
Property operating expenses                    (65,576)            (119,325)           (46,078)            (116,941)
Depreciation and amortization                 (108,660)            (217,321)          (109,953)            (211,092)
                                          ------------        -------------       ------------        -------------
                                               233,293              436,266            227,000              442,731

Joint venture earnings                          71,936              153,171             71,925              169,379
                                          ------------        -------------       ------------        -------------

   Total real estate operations                305,229              589,437            298,925              612,110

Interest on cash equivalents
   and short-term investments                   29,548               57,332             26,470               52,048
                                          ------------        -------------       ------------        -------------

   Total investment activity                   334,777              646,769            325,395              664,158
                                          ------------        -------------       ------------        -------------

Portfolio Expenses

Management fee                                  44,871               89,743             41,420               82,840
General and administrative                      27,122               61,812             27,738               53,704
                                          ------------        -------------       ------------        -------------
                                                71,993              151,555             69,158              136,544
                                          ------------        -------------       ------------        -------------

Net Income                               $     262,784       $      495,214      $     256,237       $      527,614
                                          ============        =============       ============        =============

Net income per limited partnership
   unit                                  $        9.41       $        17.74      $        9.18       $        18.90
                                          ============        =============       ============        =============



                                         Quarter Ended     Six Months Ended      Quarter Ended     Six Months Ended
                                         June 30, 1997       June 30, 1997       June 30, 1996       June 30, 1996
                                         -------------     ----------------      -------------     ----------------
Cash distributions per limited
   partnership unit                      $       16.25       $        31.25      $       15.00       $        30.00
                                          ============        =============       ============        =============

Number of limited partnership units
   outstanding during the period                27,641               27,641             27,641               27,641
                                          ============        =============       ============        =============

                (See accompanying notes to financial statements)

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                               Quarter Ended            Six Months Ended             Quarter Ended             Six Months Ended
                               June 30, 1997              June 30, 1997              June 30, 1996               June 30, 1996
                        ------------------------    ------------------------    ------------------------   ------------------------

                        General        Limited      General        Limited       General       Limited      General       Limited
                        Partners      Partners      Partners      Partners      Partners      Partners      Partners     Partners
                        --------     -----------    --------     -----------    ---------    -----------    --------    -----------
Balance at beginning
    of period          $ (48,842)   $ 19,398,132   $ (46,978)   $ 19,582,641   $  (42,283)  $ 20,047,445   $ (40,809)  $ 20,193,397

Cash distributions        (4,537)       (449,166)     (8,725)       (863,781)      (4,188)      (414,615)     (8,376)      (829,230)


Net income                 2,628         260,156       4,952         490,262        2,562        253,675       5,276        522,338
                        --------     -----------    --------     -----------    ---------    -----------    --------    -----------

Balance at end of
period                 $ (50,751)   $ 19,209,122   $ (50,751)   $ 19,209,122   $  (43,909)  $ 19,886,505   $ (43,909)  $ 19,886,505
                        ========     ===========    ========     ===========    =========    ===========    ========    ===========




                (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                             Six Months Ended June 30,
                                             -------------------------

                                                 1997           1996
                                               --------       --------
Net cash provided by operating activities    $  991,633     $  921,857
                                              ---------      ---------

Cash flows from investing activities:
   Investment in property                           ---        (52,796)
   Decrease in short-term
      investments, net                          104,532        206,996
                                              ---------      ---------
      Net cash provided by
         investing activities                   104,532        154,200

Cash flows from financing activity:
   Distributions to partners                   (872,506)      (837,606)
                                              ---------      ---------

Net increase in
   cash and cash equivalents                    223,659        238,451

Cash and cash equivalents:
   Beginning of period                        1,798,785      1,695,180
                                              ---------      ---------

   End of period                             $2,022,444     $1,933,631
                                              =========      =========


Non-cash transaction:

Effective January 1, 1996, the Partnership's joint venture investment in South Bay/CRIP 3 Associates was converted to a wholly-owned property. The carrying value of this investment at conversion was $4,180,704.



                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)


      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1997 and December 31, 1996 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended June 30, 1997 and 1996. These adjustments are of a normal recurring nature.

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

      The following is a summary of the Partnership's two investments in wholly-owned property:


                                    June 30, 1997       December 31, 1996
                                    --------------      ------------------
Land                               $   5,771,144        $     5,771,144
Building and improvements              9,601,263              9,601,263
Accumulated depreciation              (1,939,185)            (1,758,213)
Investment valuation allowance        (2,400,000)            (2,400,000)
Deferred costs, net                      403,177                445,638
Other net assets                         134,309                129,395
                                     -----------            -----------
Net carrying value                 $  11,570,708        $    11,789,227
                                     ===========            ===========

      The net carrying value at June 30, 1997 was comprised of Brea West and South Bay at $7,398,696 and $4,172,012, respectively.

NOTE 3 - REAL ESTATE JOINT VENTURES
-----------------------------------

  The following summarized financial information relates to the Shasta Way joint venture:

                                        Assets and Liabilities
                                        ----------------------

                                  June 30, 1997  December 31, 1996
                                ---------------  -----------------
Assets
 Real property, at cost less
  accumulated depreciation of
  $1,921,079 and $1,709,771          $7,777,304         $7,988,613
 Other                                  263,083            515,758
                                     ----------         ----------
                                      8,040,387          8,504,371

Liabilities                              67,650             74,585
                                     ----------         ----------
Net assets                           $7,972,737         $8,429,786
                                     ==========         ==========


                                         Results of Operations
                                         ---------------------

                                       Six Months Ended June 30,
                                        1997               1996
                                     ----------         ----------
Revenue
 Rental income                       $  592,768         $  619,401
 Other                                    2,286                994
                                     ----------         ----------
                                        595,054            620,395
                                     ----------         ----------

Expenses
 Depreciation and amortization          230,392            230,129
 Operating expenses                      99,710             97,370
                                     ----------         ----------
                                        330,102            327,499
                                     ----------         ----------
 Net income                          $  264,952         $  292,896
                                     ==========         ==========


      Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

      Distributions of cash from operations relating to the quarter ended June 30, 1997 were made on July 24, 1997 in the amount of $453,703 ($16.25 per limited partnership unit).

      On July 22, 1997, the Partnership sold the South Bay property for cash in an amount which exceeded the carrying value of the investment. This transaction will be accounted for in the third quarter of 1997.

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

      At June 30, 1997, the Partnership had $2,415,824 in cash, cash equivalents, and short-term investments, of which $453,703 was used for cash distributions to partners on July 24, 1997; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Distributions of cash from operations relating to the first two quarters of 1996 were made at the annualized rate of 6.0% on a capital contribution of $1,000 per unit. The annualized distribution rate for the first two quarters of 1997 was 6.5%. The increase in the distribution rate is the result of increased cash flow from Shasta Way.

      The carrying value of real estate investments in the financial statements at June 30, 1997 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated costs of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1997, the aggregate appraised value of the Partnership's investments was approximately $3,100,000 greater than their aggregate carrying value. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

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

      On July 22, 1997, the tenant at South Bay exercised the option under its lease and purchased the building for a price which exceeded the Partnership's carrying value. This transaction will be accounted for in the third quarter of 1997.

      The Brea West and the Shasta Way properties are also 100% leased to single tenants under long-term leases.

      Investment Results

      Interest earned on cash equivalents and short-term investments for the first two quarters of 1997 increased by approximately $5,000, or 10%, as compared to the same period in 1996 primarily due to higher short-term yields.

      Total real estate operations decreased by approximately $23,000, or 4%, for the first six months of 1997 as compared to the comparable period of 1996, primarily due to lower income as a result of non-recurring prior-year expense reimbursement settlements at Shasta Way.

      Net income decreased by approximately $32,000 between the first six months of 1996 and 1997, while cash provided by operations increased by approximately $70,000. The difference is primarily due to the timing of cash distributions from Shasta Way.

      Portfolio Expenses

      General and administrative expenses primarily consist of real estate appraisal, legal, printing, accounting and servicing agent fees. These expenses increased approximately $8,000, or 15% between the first six months of 1996 and 1997, primarily due to an increase in accounting fees, partially offset by a decrease in appraisal fees.

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

                        FOR QUARTER ENDED JUNE 30, 1997

                                    PART II

                               OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:   None.

          b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 1997.

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



                             COPLEY REALTY INCOME PARTNERS 3; A LIMITED
                             PARTNERSHIP
                             (Registrant)


August 12, 1997
                              /s/ James J. Finnegan
                              -------------------------------
                                James J. Finnegan
                                Managing Director and General Counsel
                                of Managing General Partner,
                                Third Income Corp.



August 12, 1997
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                Karin J. Lagerlund
                                Principal Financial and Accounting
                                Officer of Managing General Partner,
                                Third Income Corp.