Form 10-Q
period 1997-09-30
COPLEY REALTY INCOME PARTNERS 3
filed 1997-11-14
CIK 829906

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 ---------------------------------------------

      For Quarter Ended September 30, 1997  Commission File Number 0-17809


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

                                   FORM 10-Q


                      FOR QUARTER ENDED SEPTEMBER 30, 1997


                                     PART I

                             FINANCIAL INFORMATION

BALANCE SHEETS
(Unaudited)

                             September 30, 1997  December 31, 1996
                             ------------------  -----------------
Assets

Real estate investments:
 Joint venture                      $ 5,179,888        $ 5,531,652
 Property, net                        7,396,361         11,789,227
                                    -----------        -----------
                                     12,576,249         17,320,879

Cash and cash equivalents             1,641,658          1,798,785
Short-term investments                  695,528            503,111
                                    -----------        -----------

                                    $14,913,435        $19,622,775
                                    ===========        ===========

Liabilities and Partners' Capital


Accounts payable                    $    52,172        $    45,692
Accrued management fee                   41,117             41,420
Deferred disposition fee                 29,250                 --
                                    -----------        -----------
 Total liabilities                      122,539             87,112
                                    -----------        -----------

Partners' capital (deficit):

 Limited partners ($800 and $1,000 per
  unit, respectively; 100,000 units
  authorized, 27,641 units issued
  and outstanding)                   14,830,040         19,582,641
 General partners                       (39,144)           (46,978)
                                    -----------        -----------
Total partners' capital              14,790,896         19,535,663
                                    -----------        -----------

                                    $14,913,435        $19,622,775
                                    ===========        ===========

                (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS (Unaudited)

                                              Nine                   Nine
                                Quarter      Months     Quarter     Months
                                 Ended        Ended      Ended       Ended
                               September    September  September   September
                                30, 1997    30, 1997    30, 1996   30, 1996
                              ------------ ----------- ---------- -----------
Investment Activity

Property rentals               $  214,762  $  987,674  $ 375,815  $1,146,579
Property operating expenses       (39,187)   (158,512)   (48,766)   (165,707)
Depreciation and amortization     (97,101)   (314,422)  (108,660)   (319,752)
                               ----------  ----------  ---------  ----------
                                   78,474     514,740    218,389     661,120

Joint venture earnings             81,662     234,833     67,224     236,603
                               ----------  ----------  ---------  ----------
  Total real estate operations    160,136     749,573    285,613     897,723

Gain on sale of property        1,490,313   1,490,313         --          --
                               ----------  ----------  ---------  ----------
  Total real estate activity    1,650,449   2,239,886    285,613     897,723

Interest on cash equivalents
  and short-term investments       31,824      89,156     25,606      77,654
                               ----------  ----------  ---------  ----------

  Total investment activity     1,682,273   2,329,042    311,219     975,377
                               ----------  ----------  ---------  ----------

Portfolio Expenses

Management fee                     41,117     130,860     41,420     124,260
General and administrative         26,728      88,540     27,187      80,891
                               ----------  ----------  ---------  ----------
                                   67,845     219,400     68,607     205,151
                               ----------  ----------  ---------  ----------

Net Income                     $1,614,428  $2,109,642  $ 242,612  $  770,226
                               ==========  ==========  =========  ==========

Net income per limited
 partnership unit              $    57.82  $    75.56  $    8.69  $    27.59
                               ==========  ==========  =========  ==========

Cash distributions per
 limited partnership unit      $   216.25  $   247.50  $   15.00  $    45.00
                               ==========  ==========  =========  ==========

Number of limited partnership
 units outstanding during the
   period                          27,641      27,641     27,641      27,641
                               ==========  ==========  =========  ==========

                (See accompanying notes to financial statements)

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                              Quarter Ended          Nine Months Ended          Quarter Ended          Nine Months Ended
                           September 30, 1997       September 30, 1997       September 30, 1996        September 30, 1996
                         -----------------------  -----------------------  -----------------------  ------------------------

                         General      Limited     General      Limited     General      Limited      General      Limited
                         Partners    Partners     Partners    Partners     Partners    Partners     Partners     Partners
                         --------   -----------   --------   -----------   --------   -----------   ---------   -----------
 Balance at beginning
    of period            $(50,751)  $19,209,122   $(46,978)  $19,582,641   $(43,909)  $19,886,505    $(40,809)  $20,193,397

 Cash distributions        (4,537)   (5,977,366)   (13,262)   (6,841,147)    (4,188)     (414,615)    (12,564)   (1,243,845)

 Net income                16,144     1,598,284     21,096     2,088,546      2,426       240,186       7,702       762,524
                         --------   -----------   --------   -----------   --------   -----------   ---------   -----------

 Balance at end of
 period                  $(39,144)  $14,830,040   $(39,144)  $14,830,040   $(45,671)  $19,712,076    $(45,671)  $19,712,076
                         ========   ===========   ========   ===========   ========   ===========   =========   ===========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                          Nine Months Ended September 30,
                                          ------------------------------
                                                 1997          1996
                                             -----------   -----------
Net cash provided by operating activities    $ 1,170,226   $ 1,415,364
                                             -----------   -----------

Cash flows from investing activities:
  Net proceeds from sale of property           5,686,165             -
  Increase in deferred disposition fees           29,250             -
  Investment in property                               -      (186,836)
  Decrease (increase) in short-term
     investments, net                           (188,359)      401,671
                                             -----------   -----------
     Net cash provided by
       investing activities                    5,527,056       214,835
                                             -----------   -----------
Cash flows from financing activity:
  Distributions to partners                   (6,854,409)   (1,256,409)
                                             -----------   -----------

Net increase (decrease) in
  cash and cash equivalents                     (157,127)      373,790

Cash and cash equivalents:
  Beginning of period                          1,798,785     1,695,180
                                             -----------   -----------

  End of period                              $ 1,641,658   $ 2,068,970
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

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)


   In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1997 and December 31, 1996 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended September 30, 1997 and 1996. These adjustments are of a normal recurring nature.

   See notes to financial statements included in the Partnership's 1996 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

   Copley Realty Income Partners 3; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. The Partnership commenced operations in October 1988, and acquired the two real estate investments it currently owns prior to the end of 1989. The Partnership intends to dispose of its investments within six to nine years of their acquisition, and then liquidate. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management advisory services.


NOTE 2 - PROPERTY
-----------------

   Effective January 1, 1996, the South Bay/CRIP 3 Associates joint venture was restructured and the venture partner's ownership interest was assigned 99% to the Partnership, and 1% to an affiliate of the Partnership. Accordingly, since this date, the investment has been accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($4,180,704) was allocated to land, building and improvements, and other net operating assets.

   On July 22, 1997, the South Bay property was sold to the sole tenant which exercised the purchase option under its lease for gross consideration of $5,850,000. The Partnership received net proceeds of $5,715,415, after closing costs, and recognized a gain of $1,490,313 ($53.38 per limited partnership unit) on the sale. A disposition fee of $29,250 was accrued but not paid to the Advisor. On July 24, 1997, the Partnership made a capital distribution of $5,528,200 ($200 per limited partnership unit) from the proceeds of the sale.

   The following is a summary of the Partnership's investments in wholly-owned property (one in 1997 and two in 1996):

                                  September 30, 1997   December 31, 1996
                                  -------------------  ------------------
Land                                     $ 2,991,854         $ 5,771,144
Building and improvements                  5,978,755           9,601,263
Accumulated depreciation                  (1,890,684)         (1,758,213)
Investment valuation allowance                    --          (2,400,000)
Deferred costs, net                          382,767             445,638
Other net assets (liabilities)               (66,331)            129,395
                                         -----------         -----------
Net carrying value                       $ 7,396,361         $11,789,227
                                         ===========         ===========


NOTE 3 - REAL ESTATE JOINT VENTURES
-----------------------------------

  The following summarized financial information is presented in the aggregate for the Shasta Way joint venture:


                                         Assets and Liabilities
                                         ----------------------

                                 September 30, 1997  December 31, 1996
                                 ------------------  -----------------
Assets
 Real property, at cost less
  accumulated depreciation of
  $2,026,733 and $1,709,771              $7,671,650         $7,988,613
 Other                                      255,038            515,758
                                         ----------         ----------
                                          7,926,688          8,504,371

Liabilities                                  92,921             74,585
                                         ----------         ----------
Net assets                               $7,833,767         $8,429,786
                                         ==========         ==========


                                     Results of Operations
                                     ---------------------

                                  Nine Months Ended September 30,
                                         1997            1996
                                       --------        --------
Revenue
 Rental income                     $    890,942   $     893,428
 Other                                    2,898           1,917
                                   ------------   -------------
                                        893,840         895,345
                                   ------------   -------------

Expenses
 Depreciation and amortization          345,589         140,868
 Operating expenses                     142,071         345,246
                                   ------------   -------------
                                        487,660         486,114
                                   ------------   -------------
 Net income                        $    406,180   $     409,231
                                   ============   =============


  Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.


NOTE 4 - SUBSEQUENT EVENT
-------------------------

  Distributions of cash from operations relating to the quarter ended September
30, 1997 were made on October 30, 1997 in the amount of $415,732   ($14.89 per
limited partnership unit).

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

  On July 22, 1997, the South Bay property was sold to the sole tenant which exercised the purchase option under its lease for gross consideration of $5,850,000. The Partnership received net proceeds of $5,715,415, after closing costs, and recognized a gain of $1,490,313 ($53.38 per limited partnership unit) on the sale. A disposition fee of $29,250 was accrued but not paid to the Advisor. On July 24, 1997, the Partnership made a capital distribution of $5,528,200 ($200 per limited partnership unit) from the proceeds of the sale. This distribution reduced the adjusted capital contribution to $800 per unit.

  At September 30, 1997, the Partnership had $2,337,186 in cash, cash equivalents, and short-term investments, of which $415,732 was used for cash distributions to partners on October 30, 1997; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Distributions of cash from operations relating to the first three quarters of 1996 were made at the annualized rate of 6.0% on a capital contribution of $1,000 per unit. The annualized distribution rate for the first two quarters of 1997 was increased to 6.5%, and then increased again, to 7.0%, as of this third quarter. The third quarter 1997 distribution was based on the weighted average adjusted capital contribution. The two increases in the distribution rate this year are due to increased cash flow from Shasta Way, combined with the reduction in the adjusted capital contribution as a result of the South Bay sale.

  The carrying value of real estate investments in the financial statements at September 30, 1997 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated costs of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1997, the aggregate appraised value of the Partnership's investments was approximately $2,200,000 greater than their aggregate carrying value. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations

  Form of Real Estate Investments

  The Brea West investment is a wholly-owned property. The South Bay investment, which was also a wholly-owned property, was sold on July 22, 1997. The Shasta Way investment had been structured as a joint venture with a real estate management/development firm and an affiliate of the Partnership. As of January 1, 1996, the Shasta Way joint venture was restructured, and the management/development firm's interest was assigned to the Partnership and its affiliate in proportion to their respective ownership interests. The Partnership's ownership percentage increased to 58%.

  Operating Factors

  The Brea West and the Shasta Way properties are both 100% leased to single tenants under long-term leases. A new 11-year lease was signed during the quarter with the tenant at Brea West which commenced on September 1, 1997. The lease at Shasta Way expires on December 31, 1998.

  Investment Results

  Interest earned on cash equivalents and short-term investments for the first three quarters of 1997 increased by approximately $12,000, or 15%, as compared to the same period in 1996 due to higher average invested balances, as well as higher short-term yields.

  Real estate operations decreased approximately $148,000 for the first nine months of 1997 as compared to the comparable period of 1996. The decline was primarily due to both the sale of the South Bay property in July 1997, and to the write-off in 1997 of approximately $75,000 in tenant concessions, lease commissions, and capitalized legal costs related to the old lease at Brea West.

  Cash provided by operations decreased by approximately $245,000 between the nine-month periods ended September 30, 1997 and 1996. The difference is attributable to the decrease in operating results discussed above and to the funding of $163,000 in commissions related to the new lease at Brea West. These decreases were partially offset by the timing of distributions from Shasta Way.

  Portfolio Expenses

  General and administrative expenses primarily consist of real estate appraisal, legal, printing, accounting and servicing agent fees. These expenses increased approximately $8,000, or 9% between the first nine months of 1996 and 1997, primarily due to increases in accounting fees and state franchise taxes, partially offset by a decrease in appraisal fees.

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

                       COPLEY REALTY INCOME PARTNERS 3;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q

                     FOR QUARTER ENDED SEPTEMBER 30, 1997

                                    PART II

                               OTHER INFORMATION



Items 1-5   Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

            a.  Exhibits:   (27) Financial Data Schedule

            b. Reports on Form 8-K: On July 29, 1997, the Partnership filed one current report on Form 8-K disclosing the sale of the South Bay property on July 22, 1997.

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



                             COPLEY REALTY INCOME PARTNERS 3; A LIMITED
                             PARTNERSHIP
                             (Registrant)


November 14, 1997
                              /s/ James J. Finnegan
                              -------------------------------
                                James J. Finnegan
                                Vice President
                                of Managing General Partner,
                                Third Income Corp.



November 14, 1997
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               Third Income Corp.