Form 10-K405
period 1997-12-31
COPLEY REALTY INCOME PARTNERS 3
filed 1998-03-27
CIK 829906

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                           Commission File No. 0-17809
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

                                  Yes X   No ___

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

                                      None

                                    PART I


Item 1.       Business.

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

              As of December 31, 1997, the Partnership is invested in the two real property investments described below. In addition, The Partnership sold one property during 1997. The Partnership has no current plan to renovate, improve or further develop any of its real property. In the opinion of the Managing General Partner of the Partnership, the properties are adequately covered by insurance. The principal terms of the sale of the Partnership's investment are set forth in the following table:


 Investment      Month/Year of Sale  Net Sale Proceeds  Distribution/Unit Distribution
                                                                           Month/Year
Investment Three      7/97            $5,715,415         $200.00             7/97

              The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

              A.  Industrial Building in Brea, California ("Brea West")

                  On April 28, 1989, the Partnership acquired a 60% interest in a joint venture formed with an affiliate of The Muller Company. The Partnership committed to contribute $8,250,000 to the capital of the joint venture, all of which was funded. On December 20, 1990, the Partnership increased its investment in the joint venture by committing to make a deficit loan to the venture in the maximum amount of $900,000, of which $828,799 was funded. Because the Partnership's joint venture partner was unable to fund its share of deficits, the Partnership assumed 100% ownership of the joint venture's assets, effective June 30, 1991. The property consists primarily of approximately 7.51 acres of land in Brea, California and a 184,000 square foot industrial facility located thereon. As of December 31, 1997, the facility was 100% leased to one tenant until May 2008.

              B.  Industrial Building in Simi Valley, California ("Shasta Way")

                  On September 29, 1989, the Partnership acquired a 34.8% interest in a joint venture formed with Copley Realty Income Partners 4; A Limited Partnership, an affiliate of the Partnership (the "Affiliate") with a 25.2% interest, and an affiliate of The Hewson Company (the "Developer"). As of December 31, 1997, the Partnership had contributed $7,111,757 to the capital of the joint venture out of a maximum commitment of $7,612,500. Effective January 1, 1996, the joint venture was restructured resulting in the withdrawal of the Developer, and the increase of the ownership interests of the Partnership and its Affiliate to 58% and 42%, respectively. The joint venture agreement entitled the Partnership and the Affiliate to receive a preferred return on their respective invested capital at the rate of 10% per annum. The joint venture agreement also entitles the Partnership to receive 58% of remaining cash flow and 58% of sale and refinancing proceeds following the return of the Partnership's and the Affiliate's equity.

                  The joint venture owns approximately 12.13 acres of land in Simi Valley, California and in June 1991 completed construction thereon of a 235,080 square foot industrial building. As of December 31, 1997, the facility was 100% leased to one tenant until December 1998. The lease includes two five-year renewal options.

Item 2.       Properties.


     The   following   table  sets  forth  the  annual   realty  taxes  for  the
Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties:


------------------------------------------------------------------------------------------------------------------------------------

                                   Estimated
                                      1998                                                              Annual
             Property                Annual        Number of                                           Contract
                                     Realty    Tenants with 10%       Name(s) of       Square Feet of    Rent         Lease
                                     Taxes       or More of GLA        Tenant(s)         Each Tenant   Per S. F.   Expiration
-----------------------------------------------------------------------------------------------------------------------------------

Industrial Building in Brea, CA     $81,568            1          Nature's Best           184,000        $4.50       5/2008

Industrial Building in Simi
Valley, CA                          $106,243           1          Bugle Boy               235,080        $4.87      12/1998
                                                                  Industries
-----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------



                                   Renewal                 Line of Business
                                   Options               of Principal Tenants
--------------------------------------------------------------------------------
Industrial Building in Brea, CA    None                  Health Food Distributor
Industrial Building in Simi
Valley, CA                         Two 5-year options    Apparel Manufacturer

              The following table sets forth for each of the last five years the gross leasable areas, occupancy rates, rental revenue and net effective rent for the Partnership's properties:


--------------------------------------------------------------------------------
                                                                         Net
                                                            Rental    Effective
                         Gross-Leasable       Year-End     Revenue       Rent
     Property                 Area            Occupancy   Recognized  ($/sf/yr)*
--------------------------------------------------------------------------------

Industrial Building in
  Brea, CA
                  1993       184,000            100%       $  977,076   $5.31
                  1994       184,000            100%       $  995,209   $5.41
                  1995       184,000            100%       $1,001,985   $5.45
                  1996       184,000            100%       $1,023,187   $5.56
                  1997       184,000            100%       $  951,224   $5.17

Industrial Building in
  Simi Valley, CA
                  1993       235,080             80%         $863,430   $6.12
                  1994       235,080            100%       $1,157,494   $5.28
                  1995       235,080            100%       $1,163,851   $4.95
                  1996       235,080            100%       $1,208,205   $5.14
                  1997       235,080            100%       $1,205,152   $5.13

---------------------------------------------------------------------------------

* Net Effective Rent calculation is based on average occupancy during the respective year.

              Set forth below is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1997:


--------------------------------------------------------------------------------
                          TENANT AGING REPORT

    Property            # of Lease      Total          Total       Percentage of
                       Expirations   Square Feet       Annual       Gross Annual
                                                   Contract Rent*      Rental
--------------------------------------------------------------------------------
Industrial Building in
  Brea, CA
               1998           0             0               $0               0%
               1999           0             0               $0               0%
               2000           0             0               $0               0%
               2001           0             0               $0               0%
               2002           0             0               $0               0%
               2003           0             0               $0               0%
               2004           0             0               $0               0%
               2005           0             0               $0               0%
               2006           0             0               $0               0%
               2007**         0             0               $0               0%

Industrial Building in
  Simi Valley, CA
               1998           1       235,080       $1,188,000             100%
               1999           0             0               $0               0%
               2000           0             0               $0               0%
               2001           0             0               $0               0%
               2002           0             0               $0               0%
               2003           0             0               $0               0%
               2004           0             0               $0               0%
               2005           0             0               $0               0%
               2006           0             0               $0               0%
               2007           0             0               $0               0%

------------------------------
*  Does not include expenses paid by tenants.
** Sole tenant's lease expires May, 2008.

           The following table sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed, and (v) accumulated depreciation, with respect to each property or component thereof for purposes of depreciation:

----------------------------------------------------------------------------------------------------------------
Depreciable Assets
                                                     Rate of                      Life             Accumulated
    Entity / Property               Tax Basis      Depreciation      Method      in years         Depreciations
Brea West
-------------------------

Building & Improvements             $ 5,673,186    3.17%             SL          31.5             $ 1,274,915
Land Improvements                        70,337    6.67%             SL            15                  29,155
                                    -----------    -----                                          -----------
Total Depreciable Assets              5,743,523                                                     1,304,070

Shasta Way
-------------------------
Building & Improvements               6,643,803    3.17%             SL          31.5               1,287,465
                                    -----------    -----                                          -----------
Total Depreciable Assets              6,643,803                                                     1,287,465

Total Depreciable Assets            $12,387,326                                                   $ 2,591,535
                                    ===========                                                   ===========
----------------------------------------------------------------------------------------------------------------

SL = Straight-Line

                  Following is information regarding the competitive market conditions for each of the Partnership's properties. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness:

              A.  Industrial Building in Brea, CA.

                  The property is located within the Orange County industrial market. Brea is a desirable industrial location due to its close proximity to Los Angeles County and the central portion of Orange County. The North Orange County market has approximately 7.6 million square feet of space available, an increase which is primarily due to the completion of more than 35 new industrial buildings, adding over 2.6 million square feet of new space to the market. In addition, another 54 buildings should be completed by year-end 1998, adding approximately twice the square footage added during 1997. Average asking rental rates over the last year have increased 19%, with average vacancy in the county of 7.11%.


              B.  Industrial Building in Simi Valley, CA.

                  The property is located within the greater Los Angeles industrial market. During 1997, the supply and demand balance in the Los Angeles industrial market remained in equilibrium while the years of supply grew from
2.2 years in 1996 to 2.7 years in 1997. Industrial demand in the Los Angeles County metropolitan area during 1997 was 1.8%, a decrease from the 3.1% recorded in 1996. The 1997 industrial vacancy rate at year-end 1997 was 6.7%, an improvement from the 8.2% rate recorded at the close of 1996. Also indicative of the metro area's improving economy is a falling jobless rate, which recently declined to 6.3%.

Item 3.       Legal Proceedings.

              The Partnership is not a party to, nor are any of its properties subject to, any material pending legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders.

              No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART II


     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
              There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

              As of December 31, 1997, there were 1,752 holders of Units.

              The Partnership's Amended and Restated Agreement of Limited Partnership dated October 13, 1988, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended 1997, cash distributions paid in 1997, or distributed after year end with respect to 1997 to the Limited Partners as a group totaled $7,225,081, including $5,528,200 ($200 per limited partnership unit), representing proceeds from the sale of one property. For the year ended December 31, 1996, cash distributions paid in 1996, or distributed after year end with respect to 1996 to the Limited Partners as a group totaled $1,658,460.

              Largely due to the capital distribution mentioned above, total cash distributions exceeded net income in 1997 and, therefore, resulted in a reduction of partners' capital. Regular cash distributions from operations also exceeded cash provided by operating activities in 1997. Reference is made to the Partnership's Statement of Partners' Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6.       Selected Financial Data.

                             For Year            For Year         For Year           For Year             For Year
                             Ended or            Ended or         Ended or           Ended or             Ended or
                             As of:                As of:           As of:             As of:                As of:
                             12/31/97 (2)        12/31/96         12/31/95          12/31/94 (1)           12/31/93
                           ------------        -----------      -------------      -----------           -----------
Revenues                    $ 1,673,318        $ 1,993,178      $   1,749,606      $ 1,650,992           $ 1,411,498

Net Income (Loss)           $ 2,303,492        $ 1,058,287      $   1,025,324      $(1,451,876)          $   681,269

Net Income (Loss)
per Limited
Partnership Unit            $     82.50        $     37.90      $       36.72      $    (52.00)          $     24.40


Total Assets                $14,687,268        $19,622,775      $  20,250,786      $20,750,350           $23,600,717


Total Cash
Distributions
per Limited
Partnership Unit,
including amounts
distributed after
year end with
respect to such
year                       $     261.39        $     60.00      $       57.50      $     50.00           $     50.00
                           ------------        -----------      -------------      -----------           -----------

(1) Net Income (Loss) in 1994 includes a charge of $2,400,000 related to impairment of the carrying value of an investment.

(2) Net Income in 1997 includes a gain from the sale of one property of $1,490,313. Cash Distributions include a return of capital of $200.00 per Limited Partnership Unit.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The Partnership completed its offering of units of limited partnership interest in June 1989 and a total of 27,641 units were sold. The Partnership received proceeds of $24,458,317, net of selling commissions and other offering costs, which have been used for investments in real estate, related acquisition costs, or were retained as working capital reserves.

         On July 22, 1997, the South Bay property was sold to the sole tenant which exercised the purchase option under its lease for gross consideration of $5,850,000. The Partnership received net proceeds of $5,715,415, after closing costs, and recognized a gain of $1,490,313 ($53.38 per limited partnership unit) on the sale. A disposition fee of $29,250 was accrued but not paid to AEW Real Estate Advisors, Inc. ("AEW"). On July 24, 1997, the Partnership made a capital distribution of $5,528,200 ($200 per limited partnership unit) from the proceeds of the sale. This distribution reduced the adjusted capital contribution to $800 per unit.

         At December 31, 1997, the Partnership had $2,300,625 in cash, cash equivalents, and short-term investments, of which $390,883 was used for cash distributions to partners on January 29, 1998; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Distributions of cash from operations relating to all four quarters of 1996 were made at the annualized rate of 6.0% on a capital contribution of $1,000 per unit. The annualized distribution rate for the first two quarters of 1997 was increased to 6.5%, and then increased again, to 7.0%, for the third and fourth quarters. The third quarter 1997 distribution was based on the weighted average adjusted capital contribution. The fourth quarter 1997 distribution was based on the adjusted capital contribution of $800. The two increases in the distribution rate this year were due to increased cash flow from Shasta Way, combined with the reduction in the adjusted capital contribution as a result of the South Bay sale.

         The carrying value of real estate investments in the financial statements at December 31, 1997 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated costs of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1997, the aggregate appraised value of the Partnership's investments was approximately $2,400,000 greater than their aggregate carrying value. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business operations. The Managing General Partner and its affiliates are assessing the modifications or replacements of its software that may be required due to the Year 2000 Issue.

The Managing General Partner and its affiliates do not believe that the cost of either modifying existing software or converting to new software will be significant or that the Year 2000 Issue will pose significant operational problems.

Results of Operations

         Form of Real Estate Investments

         The Brea West investment is a wholly-owned property. The South Bay investment was structured as a joint venture with a real estate management/development firm. Effective January 1, 1996, however, the venture was restructured and the venture partner's ownership interest was assigned to the Partnership. Accordingly, as of that date, this investment was accounted for as a wholly-owned property. The South Bay investment was sold on July 22, 1997, as discussed above. The Shasta Way investment had been structured as a joint venture with a real estate management/development firm and an affiliate of the Partnership. As of January 1, 1996, the ownership was restructured, and the management/development firm's interest was assigned to the Partnership and its affiliate in proportion to their respective ownership interests. The Partnership's ownership percentage increased to 58%.

         Operating Factors

         The Brea West property was 100% leased to a single tenant at December 31, 1997, 1996 and 1995. Base rent increased in October 1995, in accordance with the terms of the lease agreement. A new 11-year lease was signed with the tenant at Brea West which commenced on September 1, 1997 at a slightly lower rental rate.

         The South Bay property was 100% leased to a single tenant through the sale date of July 22, 1997. The lease term began in May, 1994 for 83% of the building for the first year, and 100% of the building thereafter through September, 2001.

         The Shasta Way venture completed the construction of its industrial facility in 1991. A lease was executed for 80% of the building commencing April 1, 1993, and as of May 1, 1994, the tenant leased the entire building through December 31, 1998.

         Three tenants each contributed more than 10% of the rental revenue from the Partnership's investments (collectively 100%) for 1997. The two sole tenants at Brea West and Shasta Way were current with regard to lease payments at December 31, 1997; management is not aware of any impairment in the tenants' ability to continue to perform in accordance with the terms of their respective leases.

         Investment Results

         1997 Compared to 1996

         Aggregate operating results from real estate investments were $965,851 and $1,222,744 in 1997 and 1996, respectively. The decline was primarily due to the sale of the South Bay property in July 1997, resulting in decreased operating income of approximately $158,000. In addition, at Brea West, write-offs of tenant concessions and lease commissions related to the old lease, as well as lower rental revenue under the new lease, accounted for approximately $85,000 of the decrease in operating results between the two years.

         Interest on cash equivalents and short-term investments increased by $14,000 or 13%, due to higher average invested balances, as well as higher short-term yields.

         Cash provided by operations decreased by approximately $306,000 between 1996 and 1997. The difference is attributable to the decrease in operating results discussed above, and to the funding of $163,000 in commissions related to the new lease at Brea West. These decreases were partially offset by the timing of distributions from Shasta Way.

         1996 Compared 1995

         Aggregate real estate operating results were $1,222,744 and $1,176,705 in 1996 and 1995, respectively. Operating income increased at each of the three properties. Brea West increased by $10,000, as an increase in rental income was partially offset by an increase in repairs and maintenance expenses. South Bay increased by $18,000 due to a decrease in operating expenses. At Shasta Way, operating income increased by $16,000, primarily due to a rental increase in October 1995, partially offset by higher accounting fees.

         Interest on cash equivalents and short-term investments decreased by $12,000 or 10%, primarily due to a decrease in short-term yields, partially offset by higher average invested balances.

         Cash flow provided by operations increased by approximately $171,000 primarily due to improved investment results and the timing of cash distributions from Shasta Way and South Bay, as well as changes in property working capital.

         Portfolio Expenses

         General and Administrative expenses primarily consist of appraisal, printing, accounting, legal and servicing agent fees. These expenses decreased approximately $2,000, or 2% between 1996 and 1997, primarily due to a decrease in appraisal fees partially offset by increases in franchise taxes, and investor servicing fees. General and administrative expenses decreased $6,000, or 5% between 1995 and 1996, primarily due to decreases in legal and professional fees. The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves, as determined by the Managing General Partner. Management fees increased in 1996 and 1997 due to the increases in distributable cash flow.

Inflation

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

Item 9        Disagreements on Accounting and Financial Disclosure.

              The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.


                                   PART III

Item 10.   Directors and Executive Officers of the Registrant.

           (a) and (b) Identification of Directors and Executive Officers.

The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1997.


Name                           Position(s) with the Managing General Partner                            Age
Wesley M. Gardiner, Jr.        President, Chief Executive Officer and Director                          39
Pamela J. Herbst               Vice President and Director                                              42
J. Grant Monahon               Vice President and Director                                              52
James J. Finnegan              Vice President                                                           37
Karin J. Lagerlund             Treasurer and Principal Financial and Accounting Officer                 33

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

         Wesley M. Gardiner, Jr. joined AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc., in 1990 and has been a Vice President at AEW since January, 1994. AEW is a subsidiary of AEW Capital Management, L.P. ("AEW Capital Management"). From 1982 to 1990, he was employed by Metric Realty, a nationally-known real estate investment advisor and syndication firm, as a portfolio manager responsible for several public and private limited partnerships. His career at AEW has included asset management responsibility for the company's Georgia and Texas holdings. Presently, Mr. Gardiner has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934. He received a B.A. in Economics from the University of California at San Diego.

         Pamela J. Herbst directs AEW Capital Management's Portfolio Advisory Services, with oversight responsibility for the asset and portfolio management areas. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Management Committee. She came to AEW Capital Management in December 1996 as a result of the firm's merger with Copley Real Estate Advisors, Inc., where she held various senior level positions in asset and portfolio management, acquisitions, and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

         J. Grant Monahon is AEW Capital Management's General Counsel and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining AEW Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

         James J. Finnegan is the Assistant General Counsel of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General Counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management. Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as AEW's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of Law (J.D.).

         Karin J. Lagerlund directs the Advisory Services Portfolio Accounting Group at AEW Capital Management, overseeing portfolio accounting, performance measurement and client financial reporting for AEW's private equity investment portfolios. Ms. Lagerlund is a Certified Public Accountant and has over ten years experience in real estate consulting and accounting. Prior to joining AEW Capital Management in 1994, she was an Audit Manager at EY/Kenneth Leventhal LLP. Ms. Lagerlund is a graduate of Washington State University (B.A.).

(f)      Involvement in Certain Legal Proceedings.

         None.

Item 11.      Executive Compensation.

              Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1 and 6 of Notes to Financial Statements.

              The following table sets forth the amounts of the fees and cash distributions and reimbursements of out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1997. Cash distributions to General Partners include amounts distributed after year-end with respect to 1997.


Receiving Entity                       Type of Compensation                       Amount of Compensation
                                                                                    and Reimbursement

AEW Real Estate Advisors, Inc.         Management Fees and Reimbursement of
                                       Expenses                                               $   181,519

General Partners                       Share of Distributable Cash                                 17,140

New England Securities Corporation     Servicing Fees and Reimbursement of
                                       Expenses                                                     2,834

Back Bay Advisors, L.P.                Servicing Fee                                                1,726
                                                                                               ----------

                                       TOTAL                                                   $  203,219
                                                                                               ==========

         For the year ended December 31, 1997, the Partnership allocated $3,782 of taxable income to the General Partners.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

              (a)  Security Ownership of Certain Beneficial Owners.

              As of December 31, 1997, Alexander Hamilton Life Insurance Company of America, whose address is 2700 Sanders Road, Prospect Heights, IL., 60070, owned 5,000 Units, approximately 18% of the total number of Units outstanding. No other person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1997. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

              Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

              (b) Security Ownership of Management.

                  The General Partners of the Partnership owned no Units at December 31, 1997.

              (c) Changes in Control.

                  There exists no arrangement known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

 Item 13.     Certain Relationships and Related Transactions.

              The Partnership has no relationships or transactions to report other than as reported in Item 11, above.

                                    PART IV

Item 14.      Exhibits, Financial Statements, and Reports on Form 8-K.

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

              (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed during the fourth quarter of 1997.

                       Copley Realty Income Partners 3;
                             A Limited Partnership











                             Financial Statements


                                 * * * * * * *







                               December 31, 1997

                       COPLEY REALTY INCOME PARTNERS 3;
                             A LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE





         Report of Independent Accountants

         Financial Statements

                  Balance Sheets - December 31, 1997 and 1996

                  Statements of Operations - For the Years Ended December 31,
                   1997, 1996 and 1995

                  Statement of Partners' Capital (Deficit) - For the Years Ended
                   December 31, 1997, 1996 and 1995

                  Statements  of Cash Flows - For the Years Ended  December  31,
                   1997, 1996 and 1995

                  Notes to Financial Statements

         Financial Statement Schedule:

                  Schedule III - Real  Estate and  Accumulated  Depreciation  at
                   December 31, 1997, 1996 and 1995

                       Report of Independent Accountants


To the Partners

Copley Realty Income Partners 3;
A Limited Partnership

In our opinion, based on our audits and the reports of other auditors for the years ended December 31, 1997, 1996 and 1995, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Copley Realty Income Partners 3; A Limited Partnership (the "Partnership") at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Third Income Corp., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's Shasta Way joint venture investee for the years ended December 31, 1996 and 1995 which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for Shasta Way was $328,348 and $312,772 for the years ended December 31, 1996 and 1995, respectively. We also did not audit the financial statements of the Partnership's investment in South Bay Associates for the years ended December 31, 1996 and 1995. Operating income for this investment totalled $431,682 for the year ended December 31, 1996 and equity in joint venture income was $315,789 for the year ended December 31, 1995. We also did not audit the financial statements of Brea West, a wholly-owned property, for the years ended December 31, 1996 and 1995, which statements reflect operating income of $891,127 and $880,763 for the years then ended. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the equity in joint venture income for Shasta Way for the years ended December 31, 1996 and 1995, for the operating income and equity in joint venture income for South Bay Associates for the years ended December 31, 1996 and 1995, and for operating income for Brea West for the years ended December 31, 1996 and 1995, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1997, 1996 and 1995 provide a reasonable basis for the opinion expressed above.






/s/ Price Waterhouse LLP
--------------------------
Boston, Massachusetts
March 23, 1998

 COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

BALANCE SHEETS

                                                                          December 31,
                                                            ----------------------------------------------
                                                                  1997                          1996
                                                            -----------------           ------------------
Assets

Real estate investments:
 Joint ventures                                             $       5,071,717           $        5,531,652
 Property, net                                                      7,314,926                   11,789,227
                                                            -----------------           ------------------
                                                                   12,386,643                   17,320,879

Cash and cash equivalents                                           2,101,633                    1,798,785
Short-term investments                                                198,992                      503,111
                                                            -----------------           ------------------
                                                            $      14,687,268           $       19,622,775
                                                            =================           ==================

Liabilities and Partners' Capital

Accounts payable                                            $          50,345           $           45,692
Accrued management fee                                                 38,659                       41,420
Deferred disposition fee                                               29,250                            -
                                                            -----------------           ------------------
Total liabilities                                                     118,254                       87,112
                                                            -----------------           ------------------

Partners' capital (deficit):
 Limited partners ($800 and $1,000 per unit,
  respectively; 100,000 units authorized;
  27,641 units issued and outstanding)                             14,610,376                   19,582,641
 General partners                                                     (41,362)                     (46,978)
                                                            -----------------           ------------------
Total partners' capital                                            14,569,014                   19,535,663
                                                            -----------------           ------------------

                                                            $      14,687,268           $       19,622,775
                                                            =================           ==================


                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                                          Year ended December 31,
                                                     ---------------------------------------------------------------
                                                           1997                   1996                  1995
                                                     -------------------    -----------------     ------------------
Investment Activity

Property rentals                                     $        1,234,451     $       1,559,843     $        1,003,979
Property operating expenses                                    (195,179)             (237,034)              (123,216)
Depreciation and amortization                                  (393,374)             (428,413)              (332,619)
                                                     -------------------    -----------------     ------------------
                                                                645,898               894,396                548,144

Joint venture earnings                                          319,953               328,348                628,561
                                                     ------------------     -----------------     ------------------

 Total real estate operations                                   965,851             1,222,744              1,176,705

 Gain on sale of property                                     1,490,313                    --                     --
                                                     ------------------     -----------------     ------------------

  Total real estate activity                                  2,456,164             1,222,744              1,176,705

Interest on cash equivalents
 and short-term investments                                     118,914               104,987                117,066
                                                     ------------------     -----------------     ------------------

   Total investment activity                                  2,575,078             1,327,731              1,293,771
                                                     ------------------     -----------------     ------------------

Portfolio Expenses

Management fee                                                  169,519               165,680                158,777
General and administrative                                      102,067               103,764                109,670
                                                     ------------------     -----------------     ------------------
                                                                271,586               269,444                268,447
                                                     ------------------     -----------------     ------------------

Net Income                                           $        2,303,492     $       1,058,287     $        1,025,324
                                                     ==================     =================     ==================

Net income  per limited
  partnership unit                                   $            82.50     $           37.90     $            36.72
                                                     ==================     =================     ==================

Cash distributions per limited
  partnership unit                                    $          262.39     $           60.00     $            55.00
                                                     ==================     =================     ==================

Number of limited partnership
  units outstanding during the year                              27,641                27,641                 27,641
                                                     ==================     =================     ==================


                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)


                                                                    Year ended December 31,
                                         ----------------------------------------------------------------------------
                                                           1997                                 1996
                                         ------------------------------------     -----------------------------------
                                               General          Limited             General             Limited
                                               Partners         Partners            Partners            Partners
                                         --------------      ----------------     --------------    -----------------
Balance at beginning of year             $      (46,978)     $     19,582,641     $      (40,809)   $      20,193,397

Cash distributions                              (17,419)           (7,252,722)           (16,752)          (1,658,460)

Net income                                       23,035             2,280,457             10,583            1,047,704
                                         --------------      ----------------     --------------    -----------------

Balance at end of year                   $      (41,362)     $     14,610,376     $      (46,978)   $      19,582,641
                                         ===============     ================     ==============    =================

                                                 Year Ended December 31,
                                           ------------------------------------
                                                         1995
                                           ------------------------------------
                                               General            Limited
                                               Partners           Partners
                                           ----------------   -----------------
Balance at beginning of year               $        (35,706)  $      20,698,581

Cash distributions                                  (15,356)         (1,520,255)

Net income                                           10,253           1,015,071
                                           ----------------   -----------------

Balance at end of year                     $        (40,809)  $      20,193,397
                                           ================   =================


                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                                          Year ended December 31,
                                                    ------------------------------------------------------------------
                                                           1997                     1996                   1995
                                                    ------------------      ------------------     -------------------
Cash flows from operating activities:
 Net income                                         $       2,303,492       $        1,058,287     $         1,025,324
  Adjustments to reconcile net
     income to net cash provided
      by operating activities:
  Depreciation and amortization                               393,374                  428,413                 332,619
  Equity in joint venture net income                         (319,953)                (328,348)               (628,561)
  Cash distributions from joint ventures                      772,792                  694,437                 939,499
  Gain on sale of property                                 (1,490,313)                       -                     -
  Decrease (increase) in investment
      income receivable                                         4,492                     (681)                 (6,439)
  Increase (decrease) in operating
     liabilities                                                1,892                  (11,085)                 10,723
  Decrease (increase) in other net assets                    (107,829)                  22,751                  19,149
                                                    -----------------       ------------------     -------------------
           Net cash provided by operating
             activities                                     1,557,947                1,863,774               1,692,314
                                                    -----------------       ------------------     -------------------

Cash flows from investing activities:
 Net proceeds from sale of property                         5,686,165                        -                       -
 Deferred disposition fee                                      29,250                        -                       -
 Investment in property                                             -                 (186,836)                      -
 Investment in joint ventures                                       -                        -                 (68,687)
 Decrease (increase) in short-term
    investments, net                                          299,627                  101,879                (597,870)
                                                    -----------------       ------------------     -------------------
           Net cash provided by (used in)
            investing activities                            6,015,042                  (84,957)               (666,557)

Cash flows from financing activity:
 Distributions to partners                                 (7,270,141)              (1,675,212)             (1,535,611)
                                                    -----------------       ------------------     -------------------
           Net cash used in financing activity             (7,270,141)              (1,675,212)             (1,535,611)
                                                    -----------------       ------------------     -------------------

Net increase (decrease) in cash and cash
 equivalents                                                  302,848                  103,605                (509,854)

Cash and cash equivalents
 Beginning of year                                          1,798,785                1,695,180               2,205,034
                                                    -----------------       ------------------     -------------------

 End of year                                        $       2,101,633       $        1,798,785     $         1,695,180
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

General

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

         The Managing General Partner of the Partnership is Third Income Corp., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors ("Copley"). The associate general partner is GCOP Associates Limited Partnership, a Massachusetts limited partnership. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by AEW pursuant to an advisory contract.

         On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich, Eastman & Waltch, Inc. and its affiliates and principals (collectively, "the AEW Operations"). Simultaneously, a new entity, AEW Capital Management L.P. was formed, into which NEIC contributed its interests in Copley and its affiliates. As a result, the AEW Operations were combined with Copley to form the business operations of AEW Capital Management, L.P. At year end 1997, NEIC completed a restructuring plan under which it contributed all of its operations to a newly formed private partnership, NEIC Operating Partnership, L.P., in exchange for a general partnership interest in the newly formed entity. As such, at December 31, 1997, AEW Capital Management, L.P. is wholly owned by NEIC Operating Partnership, L.P. AEW is a subsidiary of AEW Capital Management, L.P.

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

Management

         AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($12,000 in 1997, $12,000 in 1996, and $11,646 in 1995).
Acquisition fees were based on 3% of the gross proceeds from the offering and paid at the time commitments were initially funded. Disposition fees are limited to the lesser of 3% of the selling price of the property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payments of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon.

         New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $2,834, $2,702 and $2,437 in 1997, 1996 and 1995, respectively. Fees to Back Bay Advisors, L.P., a wholly-owned subsidiary of NEIC, for short-term investment advisory services totaled $1,726, $1,808 and $1,795 in 1997, 1996 and 1995, respectively.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

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

Real Estate Joint Ventures

         Investments in joint ventures, including loans made to joint ventures which are in substance real estate investments, are stated at cost, plus (minus) equity in undistributed joint venture income (losses). Allocations of joint venture income (losses) were made to the Partnership's venture partners as long as they had substantial economic equity in the project. Currently, the Partnership records an amount equal to 100% of the operating results of the property, after the elimination of all inter-entity transactions, except for the venture which includes an affiliate of the Partnership, which has substantial economic equity in the project. Joint ventures are consolidated with the accounts of the Partnership if, and when, the venture partner no longer shares in the control of the business.

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

         Leases


         Leases are accounted for as operating leases. Leasing commissions are amortized over the terms of the respective leases. Rental income is recognized on a straight-line basis over the terms of the respective leases.

Realizability of Real Estate Investments

         The Partnership considers a real estate investment to be impaired when it determines the carrying value of the investment is not recoverable through expected undiscounted cash flows from the operations and disposition of the property. The impairment loss is based on the excess of the investment's carrying value over its estimated fair market value. For investments being held for disposition, the impairment loss also includes estimated costs of sale. Investments held for disposition are not depreciated during the holding period.

         The carrying value of an investment may be more or less than its current appraised value. At December 31, 1997 and 1996, the appraised value of each investment exceeded its carrying value; the aggregate excess was approximately $2,400,000 and $1,700,000, respectively.

         The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Cash Equivalents and Short-Term Investments

         Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

         The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost plus accrued interest, which approximates market value. At December 31, 1997 and 1996, all investments are in commercial paper with less than two months and one month, respectively, remaining to maturity.

Income Taxes

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

         Effective January 1, 1998, the Partnership adopted FAS 128 "Earnings per Share," which simplifies the standards of reporting earnings per share (EPS) previously found in APB No. 15. It provides guidance on the computation and disclosure of basic and diluted EPS and requires restatement of prior periods for comparative purposes. The adoption of FAS 128 did not have a material impact on the Partnership's financial statements.

NOTE 3 - REAL ESTATE JOINT VENTURES

         The Partnership had invested in two real estate joint ventures organized as general partnerships with a real estate management/development firm and, in one case, with an affiliate of the Partnership. The ownership of both ventures was restructured in 1996, as described below. The Partnership made capital contributions to the ventures, which are subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing proceeds. The Partnership also made a mortgage loan to one of the ventures. The joint venture agreements provide for the funding of cash flow deficits by the venture partners in proportion to ownership interests, and for the dilution of ownership share in the event a venture partner does not contribute proportionately.

         The respective real estate management/development firm is responsible for day-to-day development and operating activities, although overall authority and responsibility for the business is shared by the venturers. The real estate management/development firms, or their affiliates, also provide various services to the joint ventures for a fee.

                  The following is a summary of cash invested in joint ventures, net of returns of capital and excluding investment acquisition fees:

                                                                                           December 31,
                                       Rate of                 Ownership         -------------------------------
Investment/Location                 Return/Interest             Interest            1997                1996
-------------------                 ---------------           ----------         ------------       ------------
Shasta Way
 Simi Valley, CA                       10.0% (C)                   58%            $ 6,726,051        $ 6,726,051

(C) Capital contribution



Shasta Way

         On September 29, 1989, the Partnership entered into a joint venture with an affiliate of the Partnership, and with an affiliate of The Hewson Company, to construct and operate an industrial facility in Simi Valley, California. The Partnership committed to make capital contributions of up to $7,612,500, of which $7,111,757 was funded at December 31, 1997 and 1996. The venture owns land on which it completed construction of an industrial building in 1991. Effective January 1, 1996, the joint venture was restructured, and the Hewson Company interest was assigned to the Partnership and its affiliate in proportion to their respective ownership interests. The Partnership's ownership percentage increased from 34.8% to 58%; its affiliate's interest was increased to 42%.

         The aggregate minimum rents due to the venture under a non-cancelable lease are: 1998 - $1,188,000.

South Bay Associates

         Effective January 1, 1996, this joint venture was restructured and the joint venture partner's ownership interest was assigned to the Partnership. The investment was accounted for as a wholly-owned property through the date of sale on July 27, 1997. (See Note 4).

Summarized Financial Information

The following summarized financial information is presented in the aggregate for the joint ventures:



                                           Assets and Liabilities

                                                                                   December 31,
                                                                ---------------------------------------------------
                                                                       1997                            1996
                                                                --------------------           --------------------
Assets
 Real property, at cost less
  accumulated depreciation
  of $2,132,388 and $1,709,771                                  $          7,565,996           $          7,988,613
 Other                                                                       165,813                        515,758
                                                                --------------------           --------------------
                                                                           7,731,809                      8,504,371

Liabilities                                                                   81,052                         74,585
                                                                --------------------           --------------------

   Net assets                                                   $          7,650,757           $          8,429,786
                                                                ====================           ====================


                                           Results of Operations

                                                                         Year ended December 31,
                                                    ------------------------------------------------------------------
                                                        1997                       1996                     1995
                                                    ---------------          -----------------         ---------------
Revenue
 Rental income                                      $     1,205,152          $       1,208,205         $     1,696,790
 Other                                                        5,914                      3,636                   4,934
                                                    ---------------          -----------------         ---------------
                                                          1,211,066                  1,211,841               1,701,724
                                                    ---------------          -----------------         ---------------

Expenses
  Depreciation and amortization                             460,785                    460,785                 529,694
  Operating expenses                                        196,910                    183,211                 314,583
                                                    ---------------          -----------------         ---------------
                                                            657,695                    643,996                 844,277
                                                    ---------------          -----------------         ---------------

Net income                                          $       553,371          $         567,845         $       857,447
                                                    ===============          =================         ===============

         Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.

         Amounts for 1997 and 1996 relate only to the Shasta Way joint venture.

NOTE 4 - INVESTMENT IN PROPERTY

The following is a summary of the Partnership's investment in property:


                                                                           December 31,
                                                       -------------------------------------------------------
                                                             1997                                  1996
                                                       ------------------                   ------------------
      Land                                             $        2,991,854                   $        5,771,144
      Buildings and improvements                                5,978,755                            9,601,263
      Accumulated depreciation                                 (1,960,425)                          (1,758,213)
      Investment valuation allowance                                    -                           (2,400,000)
      Deferred costs, net                                         375,329                              445,638
      Other net assets (liabilities)                              (70,587)                             129,395
                                                       ------------------                   ------------------
         Net carrying value                            $        7,314,926                   $       11,789,227
                                                       ==================                   ==================

         The net carrying value at December 31, 1997 is comprised solely of the Brea West property. The net carrying value at December 31, 1996 was comprised of Brea West and South Bay at $7,561,745 and $4,227,482, respectively.

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

         On July 22, 1997, the South Bay property was sold to the sole tenant which exercised the purchase option under its lease for gross consideration of $5,850,000. The Partnership received net proceeds of $5,715,415, after closing costs, and recognized a gain of $1,490,313 ($53.38 per limited partnership unit) on the sale. A disposition fee of $29,250 was accrued but not paid to AEW. On July 24, 1997, the Partnership made a capital distribution of $5,528,200 ($200 per limited partnership unit) from the proceeds of the sale.

         Brea West

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

         The building is being depreciated over 30 years. Tenant improvements are being depreciated over the original lease term. Minimum annual future rent payments are as follows: 1998 - $914,958; 1999 - $914,958; 2000 - $944,964;
2001 - $890,100; 2002 - $912,352; thereafter - $4,644,728.

NOTE 5 - INCOME TAXES

         The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                                                           Year ended December 31,
                                                        --------------------------------------------------------------
                                                              1997                  1996                   1995
                                                        ----------------      -----------------       ----------------
Net income per financial
 statements                                             $     2,303,492       $       1,058,287       $      1,025,324

Timing differences:
  Joint venture earnings (losses)                               (85,995)                167,259                156,936
  Rental revenue                                                 79,451                  24,517                 19,318
  Expenses                                                       11,090                   7,096                 10,456
  Depreciation                                                   79,040                  73,015                 76,416
  Loss on sale                                               (2,008,862)                      -                      -
                                                        ----------------      -----------------       ----------------

Taxable income                                          $       378,216       $       1,330,174       $      1,288,450
                                                        ===============       =================       ================

NOTE 6 - PARTNERS' CAPITAL

         Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly .

         Net sales proceeds and financing proceeds will be allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. Income from sales will be allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from sales, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

NOTE 7 - SUBSEQUENT EVENT

         Distributions of cash from operations relating to the quarter ended December 31, 1997 were made on January 29, 1998 in the aggregate amount of $390,883 ($14.00 per limited partnership unit).

                        COPLEY REALTY INCOME PARTNERS 3;
                              A LIMITED PARTNERSHIP
                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997

                                                           Initial Cost to                    Costs Capitalized
                                                           the Partnership                Subsequent to Acquisition
                                                  ------------------------------------  ----------------------------------
                                     Encum-                     Buildings &    Other       Carrying    Improve-
  Description                       brances           Land      Improvements   (Net)         Costs      ments       Other
----------------                   ------------   ----------- -------------- ---------  ------------ ---------- ----------
A single-story industrial
building on 7.51 acres in          Notes A & B     $2,917,098   $5,974,055   $(81,193)     $74,756    $  4,700   $ 353,790
Brea, California

A single-story industrial           Notes B
building on 6.7 acres                and C         $1,699,290   $2,115,672   $365,742           $0    $186,836   $(259,815)
in San Jose, California
                                                   ----------   ----------   --------      -------    --------   ---------
    Total Wholly-Owned                             $4,616,388   $8,089,727   $284,549      $74,756    $191,536   $  93,975
                                                  ===========   ==========   ========      =======    ========   =========

58% Interest in Hewson Shasta
Way Joint Venture. Owner of
an industrial building on 12.13   --------------------------------------------------------See Note C------------------------
acres in Simi Valley, California


                                            Gross amount at which
                                        Carried at Close of Period
                                    --------------------------------------
                                                    Buildings &                            Accumulated                  Date of
  Description                             Land      Improvements    Other      Total      Depreciation     Sales      Construction
----------------                    -------------- -------------- -------- ------------ ---------------- ---------  ---------------
A single-story industrial
building on 7.51 acres in             $2,991,854     $5,978,755   $304,742  $ 9,275,351    $1,960,425   $         0       1990
Brea, California

A single-story industrial
building on 6.7 acres                 $1,699,290     $2,302,508   $105,927  $ 4,107,725    $  118,242   $(3,989,483)      1976
in San Jose, California
                                      ----------     ----------   --------  -----------    ----------   -----------
    Total Wholly-Owned                $4,691,144     $8,281,263   $410,669  $13,383,076    $2,078,667   $(3,989,483)
                                      ==========     ==========   ========  ===========    ==========   ============

58% Interest in Hewson Shasta
Way Joint Venture. Owner of
an industrial building on 12.13    ---------------------------------------  $ 5,071,717           N/A   $         0       1991
acres in Simi Valley, California                                            -----------                 -----------
         Total Joint Ventures                                               $ 5,071,717                 $         0
                                                                            ===========                 ===========


                                           Date          Date       Depreciable
  Description                            Acquired        Sold          Life
----------------                       ------------- ----------- ---------------
A single-story industrial
building on 7.51 acres in                06/30/91                     30 Years
Brea, California

A single-story industrial
building on 6.7 acres                    05/18/89      07/22/97       30 Years
in San Jose, California

    Total Wholly-Owned


58% Interest in Hewson Shasta
Way Joint Venture. Owner of
an industrial building on 12.13           09/29/89                   31.5 Years
acres in Simi Valley, California


Note (A) South Bay/CRIP 3 investment restructured from joint venture to wholly-owned property effective 1/1/96.

                       COPLEY REALTY INCOME PARTNERS 3;
                             A LIMITED PARTNERSHIP

                             SCHEDULE III - NOTE B
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 1995, 1996 & 1997


Reconciliation of Real                                                        1995
   Estate Owned                                   1995          1995       INVESTMENT
                               BALANCE        CAPITALIZED       OTHER       VALUATION       BALANCE
      DESCRIPTION            AT 12/31/94     IMPROVEMENTS    NET ASSETS     ALLOWANCE     AT 12/31/95
------------------------    --------------   --------------  ------------  -----------  --------------
       Brea West             $ 9,555,442        $      0       $ (19,149)       $0         $ 9,536,293
                             -----------        --------       ---------        --         -----------
                             $ 9,555,442        $      0       $ (19,149)       $0         $ 9,536,293
                             ===========        ========       =========        ==         ===========


                                                                              1996
                                                  1996          1996       INVESTMENT
                               BALANCE        CAPITALIZED       OTHER       VALUATION       BALANCE
                             AT 12/31/95     IMPROVEMENTS    NET ASSETS     ALLOWANCE     AT 12/31/96
                            --------------   --------------  ------------  -----------  --------------
       Brea West             $ 9,536,293        $      0       $ (26,221)       $0         $ 9,510,072
   South Bay/CRIP 3            4,180,704(A)      186,836         (40,904)        0           4,326,636
                             -----------        --------       ---------        --         -----------
                             $13,716,997        $186,636       $ (67,125)       $0         $13,836,708
                             ===========        ========       =========        ==         ===========


                                                                              1997
                                                  1997          1997       INVESTMENT
                               BALANCE        CAPITALIZED       OTHER       VALUATION       BALANCE
                             AT 12/31/96     IMPROVEMENTS    NET ASSETS     ALLOWANCE     AT 12/31/97
                            --------------   --------------  ------------  -----------  --------------
       Brea West             $ 9,510,072        $      0       $  86,768        $0         $ 9,596,840
   South Bay/CRIP 3            4,326,636               0        (196,509)        0           4,130,127
                             -----------        --------       ---------        --         -----------
                             $13,836,708        $      0       $(109,741)       $0         $13,726,967
                             ===========        ========       =========        ==         ===========



Reconciliation of Real        ACCUMULATED                       ACCUMULATED
   Estate Owned               DEPRECIATION         1995         DEPRECIATION
                             & AMORTIZATION    DEPRECIATION   & AMORTIZATION
                                BALANCE       & AMORTIZATION      BALANCE          1995       BALANCE (NET)
      DESCRIPTION             AT 12/31/94        EXPENSE        AT 12/31/95        SALES       AT 12/31/95
------------------------    --------------   --------------  -----------------  -----------  --------------
       Brea West             $ 1,304,001        $322,163       $1,626,164       $       0      $ 7,910,129
                             -----------        --------       ----------       ---------      -----------
                             $ 1,304,001        $322,163       $1,626,164       $       0      $ 7,910,129
                             ===========        ========       ==========       =========      ===========


                              ACCUMULATED                       ACCUMULATED
                              DEPRECIATION         1996         DEPRECIATION
                             & AMORTIZATION    DEPRECIATION   & AMORTIZATION
                                BALANCE       & AMORTIZATION      BALANCE          1996       BALANCE (NET)
                              AT 12/31/95        EXPENSE        AT 12/31/96        SALES       AT 12/31/96
                            --------------   --------------  -----------------  -----------  --------------
       Brea West             $ 1,626,164        $322,163        $1,948,327      $        0      $ 7,561,745
   South Bay/CRIP 3                    0          99,154            99,154               0        4,227,482
                             -----------        --------        ----------      ----------      -----------
                             $ 1,626,164        $421,317        $2,047,481      $        0      $11,789,227
                             ===========        ========        ==========      ==========      ===========


                              ACCUMULATED                       ACCUMULATED
                              DEPRECIATION         1997         DEPRECIATION
                             & AMORTIZATION    DEPRECIATION   & AMORTIZATION
                                BALANCE       & AMORTIZATION      BALANCE           1997       BALANCE (NET)
                              AT 12/31/96        EXPENSE        AT 12/31/97         SALES       AT 12/31/97
                            --------------   --------------  -----------------  ------------  --------------
       Brea West             $ 1,948,327        $333,587        $2,281,914      $         0    $ 7,314,926
   South Bay/CRIP 3               99,154          52,691           151,845       (3,978,282)             0
                             -----------        --------        ----------      -----------    -----------
                             $ 2,047,481        $386,278        $2,433,759      $(3,978,282)   $ 7,314,926
                             ===========        ========        ==========      ===========    ===========

            (A) Carrying value at conversion date (1/1/96)


                       COPLEY REALTY INCOME PARTNERS 3;
                             A LIMITED PARTNERSHIP

                             SCHEDULE III - NOTE C
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 1995, 1996 & 1997


                                                                                                            1995
                                                                1995                   1995            AMORTIZATION OF
                             PERCENT OF         BALANCE      CASH INVESTMENT         EQUITY IN          ACQUISITION
      DESCRIPTION            OWNERSHIP        AT 12/31/94    IN JOINT VENTURE      INCOME (LOSS)           FEES
------------------------    --------------   ------------    ----------------     --------------     -----------------
  South Bay / CRIP 3           71.07%        $  4,173,588    $         68,687     $      315,789     $          (3,360)

Shasta Way Associates          34.8%            6,120,287                   0            312,772                (7,096)
                                             ------------    ----------------     --------------     -----------------
                                             $ 10,293,875    $         68,687     $      628,561     $         (10,456)
                                             ============    ================     ==============     =================


                             1995 CASH           1995           CONVERSION
                            DISTRIBUTIONS     INVESTMENT           TO
                                FROM          VALUATION        WHOLLY-OWNED         BALANCE
                            JOINT VENTURE     ALLOWANCE          PROPERTY         AT 12/31/95
                            --------------   ------------    ----------------     -----------
                            $     (374,000)  $          0    $              0     $ 4,180,704

                                  (565,499)             0                   0       5,860,464
                            --------------   ------------    ----------------     -----------
                            $     (939,499)  $          0    $              0     $10,041,168
                            ==============   ============    ================     ===========


                                                                                                            1996
                                                                1996                   1996            AMORTIZATION OF
                             PERCENT OF         BALANCE      CASH INVESTMENT         EQUITY IN          ACQUISITION
      DESCRIPTION            OWNERSHIP        AT 12/31/95    IN JOINT VENTURE      INCOME (LOSS)           FEES
------------------------    --------------   ------------    ----------------     --------------     -----------------
  South Bay / CRIP 3           100%          $  4,180,704    $              0     $            0     $               0

Shasta Way Associates           58%             5,860,464                   0            328,348                (7,096)
                                             ------------    ----------------     --------------     -----------------
                                             $ 10,041,168    $              0     $      328,348     $          (7,096)
                                             ============    ================     ==============     =================


                             1996 CASH           1996           CONVERSION
                            DISTRIBUTIONS     INVESTMENT           TO
                                FROM          VALUATION        WHOLLY-OWNED         BALANCE
                            JOINT VENTURE     ALLOWANCE          PROPERTY         AT 12/31/96
                            --------------   ------------    ----------------     -----------
                            $            0   $          0    $     (4,180,704)(A) $         0

                                  (650,064)             0                   0       5,531,652
                            --------------   ------------    ----------------     -----------
                            $     (650,064)  $          0    $     (4,180,704)    $ 5,531,652
                            ==============   ============    ================     ===========


                                                                                                            1997
                                                                1997                   1997            AMORTIZATION OF
                             PERCENT OF         BALANCE      CASH INVESTMENT         EQUITY IN          ACQUISITION
      DESCRIPTION            OWNERSHIP        AT 12/31/96    IN JOINT VENTURE      INCOME (LOSS)           FEES
------------------------    --------------   ------------    ----------------     --------------     -----------------
Shasta Way Associates           58%          $  5,531,662    $              0     $      319,953     $          (7,096)
                                             ------------    ----------------     --------------     -----------------
                                             $  5,531,662    $              0     $      319,953     $          (7,096)
                                             ============    ================     ==============     =================


                             1997 CASH           1997           CONVERSION
                            DISTRIBUTIONS     INVESTMENT           TO
                                FROM          VALUATION        WHOLLY-OWNED            1997               BALANCE
                            JOINT VENTURE     ALLOWANCE          PROPERTY             SALES             AT 12/31/97
                            --------------   ------------    ----------------      -----------          -----------
                            $     (772,792)  $          0    $              0      $         0          $ 5,071,717
                            --------------   ------------    ----------------      -----------          -----------
                            $     (772,792)  $          0    $              0      $         0          $ 5,071,717
                            ==============   ============    ================      ===========          ===========


                              FINANCIAL STATEMENTS
                                   INDEX NO. 2

              Independent Auditor's Report and Financial Statements

                            of Shasta Way Associates








                  Report of Independent Auditors from Ernst & Young LLP

                  Balance Sheets - December 31, 1997 and 1996

                  Statements of Operations - For the Years ended
                    December 31, 1997, 1996 and 1995

                  Statements  of  Changes in  Partners'  Capital - For the Years
                    ended December 31, 1997, 1996 and 1995

                  Statements  of Cash Flows - For the Years ended  December  31,
                    1997, 1996 and 1995

                  Notes to Financial Statements

                                             FINANCIAL STATEMENTS

                                             SHASTA WAY ASSOCIATES
                                      (A CALIFORNIA GENERAL PARTNERSHIP)

                                          December 31, 1997 and 1996

                              Shasta Way Associates
                       (A California General Partnership)

                              Financial Statements

                           December 31, 1997 and 1996






                                    Contents

Report of Independent Auditors...............................................1

Financial Statements

Balance Sheets...............................................................2
Statements of Operations.....................................................3
Statements of Partners' Capital..............................................4
Statements of Cash Flows.....................................................5
Notes to Financial Statements................................................6

                    [ERNST & YOUNG LETTERHEAD Appears Here]


                         Report of Independent Auditors


To the Partners
Shasta Way Associates

We have audited the  accompanying  balance  sheets of Shasta Way  Associates  (a
California general partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shasta Way Associates at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




                                                   Ernst & Young LLP

Phoenix, Arizona
January 20, 1998

                              Shasta Way Associates
                       (A California General Partnership)

                                 Balance Sheets

                                                                                         DECEMBER 31,
                                                                             -------------------------------------
                                                                                   1997               1996
                                                                             ------------------ ------------------
ASSETS
Cash                                                                           $       8,718      $     166,413
Tenant receivables                                                                   116,212            270,294
Rental property
  Land                                                                             2,977,867          2,977,867
  Buildings                                                                        6,803,913          6,803,913
  Accumulated depreciation                                                        (2,146,952)        (1,721,687)
                                                                             ------------------ ------------------
                                                                                   7,634,828          8,060,093
                                                                             ------------------ ------------------
Other assets - net of accumulated amortization of $181,717 in 1997 and
   $315,164 in 1996                                                                   40,883             79,051
                                                                             ================== ==================
                                                                               $   7,800,641      $   8,575,851
                                                                             ================== ==================

Liabilities and partners' capital
Security deposit                                                               $      62,400      $      62,400
Accounts payable and accrued expenses                                                 18,652             12,185
Due to partners
  CRIP 3                                                                           1,802,692          1,694,054
  CRIP 4                                                                           1,305,250          1,226,586
Partners' capital                                                                  4,611,647          5,580,626
                                                                             ------------------ ------------------
                                                                               $   7,800,641      $   8,575,851
                                                                             ================== ==================






See accompanying notes.                                                        2

                             Shasta Way Associates
                      (A California General Partnership)

                            Statements of Operations

                                                                          Year ended December 31,
                                                         ---------------------------------------------------------
                                                                1997               1996               1995
                                                         ------------------- ------------------ ------------------
Revenues
  Rental income                                               $1,045,432          $1,045,432         $1,012,427
  Tenant reimbursements                                          159,720             162,773            151,424
  Interest and other income                                        5,914               3,636              3,992
                                                         ------------------- ------------------ ------------------
                                                               1,211,066           1,211,841          1,167,843
                                                         ------------------- ------------------ ------------------

Expenses
  Rental operating expenses                                      184,831             160,800            155,744
  General and administrative                                      12,079              22,411             11,272
  Depreciation and amortization                                  463,433             463,433            462,485
  Guaranteed payments
    CRIP 3                                                       881,430             868,326            844,281
    CRIP 4                                                       638,272             628,733            611,374
                                                         ------------------- ------------------ ------------------
                                                               2,180,045           2,143,703          2,085,156
                                                         ------------------- ------------------ ------------------

Net loss                                                      $ (968,979)         $ (931,862)        $ (917,313)
                                                         =================== ================== ==================




See accompanying notes.                                                        3

                             Shasta Way Associates
                      (A California General Partnership)

                         Statements of Partners' Capital

                                                                   Copley            Copley
                                                 Hewson            Realty            Realty
                                               Shasta Way          Income            Income
                                                  L.P.           Partners 3        Partners 4          Total
                                             ---------------- ----------------- ----------------- ----------------
Partners' capital - (deficit)
  December 31, 1994                            $    (604,984)   $   4,660,174     $   3,374,611     $   7,429,801
Net loss - 1995                                            -         (532,041)         (385,272)         (917,313)
                                             ---------------- ----------------- ----------------- ----------------
Partners' capital - (deficit)
  December 31, 1995                                 (604,984)       4,128,133         2,989,339         6,512,488
Transfer of interest                                 604,984         (350,891)         (254,093)                -
Net loss - 1996                                            -         (540,480)         (391,382)         (931,862)
                                             ---------------- ----------------- ----------------- ----------------
Partners' capital -
  December 31, 1996                                        -        3,236,762         2,343,864         5,580,626
Net loss - 1997                                            -         (562,008)         (406,971)         (968,979)
                                             ================ ================= ================= ================
Partners' capital -
  December 31, 1997                            $           -    $   2,674,754     $   1,936,893     $   4,611,647
                                             ================ ================= ================= ================





See accompanying notes.                                                        4

                             Shasta Way Associates
                      (A California General Partnership)

                            Statements of Cash Flows

                                                                          Year ended December 31
                                                         ---------------------------------------------------------
                                                                1997               1996               1995
                                                         ------------------- ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $      (968,979)    $      (931,862)   $      (917,313)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation and amortization                               463,433             463,433            462,485
      Decrease (increase) in tenant receivables                   154,082             151,238             74,093
      Increase (decrease) in accounts payable and
        accrued expenses                                            6,467               4,014               (672)
      Increase in due to partners                                 187,302             376,259            480,655
                                                         ------------------- ------------------ ------------------
Total adjustments                                                 811,284             994,944          1,016,561
                                                         ------------------- ------------------ ------------------
Net cash (used in) provided by investing
  activities                                                     (157,695)             63,082             99,248
                                                         ------------------- ------------------ ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property                                            -                   -             (9,482)
                                                         ------------------- ------------------ ------------------

Net (decrease) increase in cash                                  (157,695)             63,082             89,766
Cash at beginning of year                                         166,413             103,331             13,565
                                                         ------------------- ------------------ ------------------
Cash at end of year                                       $         8,718     $       166,413    $       103,331
                                                         =================== ================== ==================






See accompanying notes.                                                        5

                             Shasta Way Associates
                      (A California General Partnership)

                          Notes to Financial Statements

                           December 31, 1997 and 1996


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

CRIP 3 and CRIP 4 were committed to contribute an aggregate of approximately $13,125,000 to the Partnership; subsequently, the Partnership Agreement provides for pro rata contributions by all partners. CRIP 3 and CRIP 4 contributed $7,111,757 and $5,149,893, respectively, through December 31, 1997.

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

Beginning January 1, 1996, income and losses are allocated to CRIP 3 and CRIP 4 in accordance with the ownership interests.

                              Shasta Way Associates
                       (A California General Partnership)

                    Notes to Financial Statements (continued)


2. SIGNIFICANT ACCOUNTING POLICIES

RENTAL PROPERTY

Rental properties are stated at cost. In 1996, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that real estate assets be evaluated for impairment if impairment indicators are present. An impairment writedown to fair value would occur only if the estimated undiscounted cash flows from the asset were less than the carrying amount of the asset. At December 31, 1997, the Partnership does not hold any assets that meet the impairment criteria of SFAS No. 121.

INCOME RECOGNITION

The Partnership's rental property is leased to a tenant under an operating lease. The lease includes a provision whereby the tenant is not responsible for rental payments for specified occupancy periods. Rental income is recognized over the lease term on a straight-line basis. Included in tenant receivables are $98,760 and $197,519 of deferred rent receivable at December 31, 1997 and 1996, respectively.

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

Approximately $1,188,000 of minimum lease payments are due in 1998.

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

Included in rental operating expenses are $40,339, $40,783 and $36,933 of management fees paid to HPI in 1997, 1996 and 1995, respectively. These fees are paid at a rate of 3% of gross rental income received.

                              Shasta Way Associates
                       (A California General Partnership)

                    Notes to Financial Statements (continued)


5. IMPACT OF YEAR 2000 (Unaudited)

Management of the Partnership is assessing the modifications or replacements of its software that may be necessary for its computer systems to function properly with respect to the dates in the year 2000 and thereafter. Management does not believe that the cost of either modifying existing software or converting to new software will be significant or that the year 2000 issue will pose significant operational problems for its computer systems.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COPLEY REALTY INCOME PARTNERS 3;
                                           A LIMITED PARTNERSHIP



Date:    March 27, 1998                    By:      /s/ Wesley M. Gardiner, Jr.
                                                    ---------------------------
                                                    Wesley M. Gardiner, Jr.
                                                    President of the
                                                    Managing General Partner


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


         Signature                                 Title                                             Date
         ---------                                 -----                                             ----


 /s/     Wesley M. Gardiner, Jr.                     President, Chief                            March 27, 1998
--------------------------------                     Executive Officer and
         Wesley M. Gardiner, Jr.                     Director



 /s/     Pamela J. Herbst                            Vice President and                          March 27, 1998
--------------------------------                     Director
         Pamela J. Herbst


 /s/     J. Grant Monahon                            Vice President and                          March 27, 1998
--------------------------------                     Director
         J. Grant Monahon


/s/      James J. Finnegan                           Vice President                              March 27, 1998
--------------------------------
         James J. Finnegan


/s/      Karin J. Lagerlund                          Treasurer and Principal
--------------------------------                     Financial and Accounting                    March 27, 1998
         Karin J. Lagerlund                          Officer


                                 EXHIBIT INDEX

Exhibit Number                                                       Page Number

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

10F.      Purchase  Agreement  and  Escrow  Instruction  and              *
          Railroad Spur  Agreement  dated as of May 17, 1991 by
          and   between  NI   Industries,   Inc.,   a  Delaware
          corporation, and Brea West Associates

10G.      Agreement for Dissolution, Distribution and                     *
          Winding-Up of Brea West Associates dated
          May 31, 1991 by and between BW Partners, a
          California general partnership, and the
          Registrant

10H.      Incentive Property Management Agreement                         *
          effective as of May 31, 1991 by and between TRI-Partners, a California general partnership, and the Registrant

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

10M.      Assignment and Assumption and Indemnity Agreement dated         *
          January 1, 1996, by and between Hewson/Shasta Way L.P., a California limited partnership ("Assignor"), Copley Realty
          Income Partners 3; a Limited Partnership, a Massachusetts limited partnership ("CRIP 3"), and Copley Realty Income
          Partners 4; a Limited Partnership, a Massachusetts limited partnership ("CRIP 4").

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

27.       Financial Data Schedule


--------------------------------------------
*  Previously filed and incorporated herein by reference