Form 10-Q
period 1998-03-31
COPLEY REALTY INCOME PARTNERS 3
filed 1998-05-15
CIK 829906

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 ---------------------------------------------
        For Quarter Ended March 31, 1998  Commission File Number 0-17809


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

                                   FORM 10-Q


                        FOR QUARTER ENDED MARCH 31, 1998


                                     PART I

                             FINANCIAL INFORMATION

BALANCE SHEETS
(Unaudited)


                                           March 31, 1998     December 31, 1997
                                         -----------------   ------------------
Assets

Real estate investments:
 Joint venture                             $  4,998,439        $  5,071,717
 Property, net                                7,277,833           7,314,926
                                           ------------        ------------
                                             12,276,272          12,386,643

Cash and cash equivalents                     2,191,534           2,101,633
Short-term investments                                -             198,992
                                           ------------        ------------

                                           $ 14,467,806        $ 14,687,268
                                           ============        ============



Liabilities and Partners' Capital

Accounts payable                           $     29,740        $     50,345
Accrued management fee                           35,897              38,659
Deferred disposition fee                         29,250              29,250
                                            -----------        ------------
  Total liabilities                              94,887             118,254
                                            -----------        ------------

Partners' capital (deficit):

  Limited partners ($800 per
     unit; 100,000 units
     authorized, 27,641 units issued
     and outstanding)                        14,416,242          14,610,376
  General partners                              (43,323)            (41,362)
                                            -----------        ------------
Total partners' capital                      14,372,919          14,569,014
                                            -----------        ------------

                                            $14,467,806        $ 14,687,268
                                            ===========        ============



               (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS (Unaudited)




                                                   Quarter Ended March 31,
                                                   ------------------------
                                                   1998               1997
                                                -----------        -----------
Investment Activity

Property rentals                                $ 246,785          $  365,383
Property operating expenses                       (25,041)            (53,749)
Depreciation and amortization                     (78,953)           (108,661)
                                                ---------          ----------
                                                  142,791             202,973

Joint venture earnings                             85,096              81,235
                                                ---------          ----------
 Total real estate operations                     227,887             284,208

Interest on cash equivalents
 and short-term investments                        28,110              27,784
                                                ---------          ----------

 Total investment activity                        255,997             311,992
                                                ---------          ----------

Portfolio Expenses

Management fee                                     35,897              44,872
General and administrative                         25,312              34,690
                                                ---------          ----------
                                                   61,209              79,562
                                                ---------          ----------

Net Income                                      $ 194,788          $  232,430
                                                =========          ==========




Net income per limited partnership
 unit                                           $    6.98          $     8.32
                                                =========          ==========

Cash distributions per limited
 partnership unit                               $   14.00          $    15.00
                                                =========          ==========

Number of limited partnership units
 outstanding during the period                     27,641              27,641
                                                =========          ==========

               (See accompanying notes to financial statements)

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)



                                        Quarter Ended March 31,
                                    1998                       1997
                          ------------------------    -----------------------

                           General       Limited      General       Limited
                          Partners      Partners      Partners     Partners
                          ---------    -----------    --------    -----------
Balance at beginning
   of period               $(41,362)   $14,610,376    $(46,978)   $19,582,641

Cash distributions           (3,909)      (386,974)     (4,188)      (414,615)

Net income                    1,948        192,840       2,324        230,106
                           --------    -----------    --------    -----------

Balance at end of
period                     $(43,323)   $14,416,242    $(48,842)   $19,398,132
                           ========    ===========    ========    ===========



               (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)




                                                Quarter Ended March 31,
                                               -------------------------
                                                  1998          1997
                                              ------------  ------------

Net cash provided by operating activities     $   284,420   $   525,767
                                              -----------   -----------

Cash flows from investing activities:
  Decrease in short-term
     investments, net                             196,364       127,716
                                              -----------   -----------
Cash flows from financing activity:
  Distributions to partners                      (390,883)     (418,803)
                                              -----------   -----------

Net increase in cash
  and cash equivalents                             89,901       234,680

Cash and cash equivalents:
  Beginning of period                           2,101,633     1,798,785
                                              -----------   -----------

  End of period                               $ 2,191,534   $ 2,033,465
                                              ===========   ===========


               (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)


   In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended March 31, 1998 and 1997. These adjustments are of a normal recurring nature.

   See notes to financial statements included in the Partnership's 1997 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

   Copley Realty Income Partners 3; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. The Partnership commenced operations in October 1988, and acquired the two real estate investments it currently owns prior to the end of 1989. The Partnership intends to dispose of its investments within six to nine years of their acquisition, and then liquidate. The Partnership has engaged AEW Real Estate Advisors, Inc. ("AEW") to provide asset management advisory services.


NOTE 2 - PROPERTY
-----------------

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

   The following is a summary of the Partnership's investment in the Brea West property:



                               March 31, 1998    December 31, 1997
                               ---------------   ------------------

Land                             $  2,991,854         $  2,991,854
Building and improvements           5,978,755            5,978,755
Accumulated depreciation           (2,030,166)          (1,960,425)
Deferred costs, net                   367,891              375,329
Other net liabilities                 (30,501)             (70,587)
                                 ------------         ------------
Net carrying value               $  7,277,833         $  7,314,926
                                 ============         ============



NOTE 3 - REAL ESTATE JOINT VENTURES
-----------------------------------

  The following summarized financial information is presented in the aggregate for the Shasta Way joint venture:


                                         ASSETS AND LIABILITIES
                                         ----------------------

                                   MARCH 31, 1998   DECEMBER 31, 1997
                                   --------------   -----------------
Assets
 Real property, at cost less
  accumulated depreciation of
  $2,238,041 and $2,132,388           $ 7,460,342         $ 7,565,996
 Other                                    152,490             165,813
                                      -----------         -----------
                                        7,612,832           7,731,809

Liabilities                                84,926              81,052
                                      -----------         -----------
Net assets                            $ 7,527,906         $ 7,650,757
                                      ===========         ===========


                                           RESULTS OF OPERATIONS
                                           ---------------------

                                          QUARTER ENDED MARCH 31,
                                              1998         1997
                                           ---------    ---------
Revenue
 Rental income                             $ 301,755    $ 297,232
 Other income                                      -        2,086
                                           ---------    ---------
                                             301,755      299,318
                                           ---------    ---------

Expenses
 Operating expenses                           39,410       43,630
 Depreciation and amortization               115,196      115,196
                                           ---------    ---------
                                             154,606      158,826
                                           ---------    ---------

Net income                                 $ 147,149    $ 140,492
                                           =========    =========


  Liabilities and expenses exclude amounts owed and attributable to the partnership and its affiliate on behalf of their various financing arrangements with the joint venture.


NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended March 31, 1998 were made on April 29, 1998 in the aggregate amount of $362,963 ($13.00 per limited partnership unit).

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

  In connection with the sale of the South Bay property, the Partnership made a capital distribution of $5,528,200 ($200 per limited partnership unit) in July 1997. This distribution reduced the adjusted capital contribution to $800 per unit.

  At March 31, 1998, the Partnership had $2,191,534 in cash and cash equivalents, of which $362,963 was used for cash distributions to partners on April 29, 1998; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and invested cash and cash equivalents. Distributions of cash from operations relating to the first quarter of 1997 and 1998 were made at the annualized rate of 6.5%. The first quarter 1997 distribution was based on a capital contribution of $1,000 per unit. The first quarter 1998 distribution was based on the adjusted capital contribution of $800 per unit.

  The carrying value of real estate investments in the financial statements at March 31, 1998 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated costs of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1998, the aggregate appraised value of the Partnership's investments was approximately $2,900,000 greater than their aggregate carrying value. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

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

  Operating Factors

  The Brea West and the Shasta Way properties are both 100% leased to single tenants. A new 11-year lease was signed with the tenant at Brea West which commenced on September 1, 1997 at a slightly lower rental rate. The lease at Shasta Way expires on December 31, 1998.

  Investment Results

  Exclusive of $71,834 of operating income from South Bay in 1997, real estate operations increased $15,513 for the first three months of 1998 as compared to the comparable period of 1997. The improvement is primarily due to the timing of tenant reimbursement income at Brea West. Amortization expense also decreased between the two periods as certain tenant concessions and lease commissions were written off in 1997, concurrent with the signing of the new lease discussed above.

  Cash provided by operations decreased by approximately $241,000 between the three-month periods ended March 31, 1997 and 1998. The decline is attributable to the decrease in operating results as a result of the sale of South Bay, as well as the timing of distributions from Shasta Way.

  Interest earned on cash equivalents and short-term investments for the first quarter of 1997 and 1998 were relatively unchanged as lower average invested balances were offset by higher short-term yields.

  Portfolio Expenses

  General and administrative expenses primarily consist of real estate appraisal, legal, printing, accounting and servicing agent fees. These expenses decreased approximately $9,000, or 27% between the first three months of 1997 and 1998, primarily due to decreases in accounting and appraisal fees.

  The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees decreased between the two three-month periods due to the decrease in distributable cash flow.

                       COPLEY REALTY INCOME PARTNERS 3;

                             A LIMITED PARTNERSHIP

                                   FORM 10-Q

                       FOR QUARTER ENDED MARCH 31, 1998

                                    PART II

                               OTHER INFORMATION



Items 1-5 Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits:   (27) Financial Data Schedule

          b. Reports on Form 8-K. On January 16, 1998, the Partnership filed one current report on Form 8-K/A reporting on Item No. 2 (Acquisition or Disposition of Assets) and Item No. 7 (Financial Statements and Exhibits), disclosing the sale of the South Bay property on July 22, 1997.

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



                             COPLEY REALTY INCOME PARTNERS 3; A LIMITED
                             PARTNERSHIP
                             (Registrant)


May 15, 1998
                              /s/ Wesley M. Gardiner, Jr.
                              -------------------------------
                                Wesley M. Gardiner, Jr.
                                President, Chief Executive Officer and Director of Managing General Partner,
                                Third Income Corp.



May 15, 1998
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Treasurer and Principal Financial and Accounting Officer of Managing General Partner, Third Income Corp.