Form 10-Q
period 1998-06-30
COPLEY REALTY INCOME PARTNERS 3
filed 1998-08-12
CIK 829906

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 ---------------------------------------------
      For Quarter Ended June 30, 1998     Commission File Number 0-17809


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

                                   FORM 10-Q


                        FOR QUARTER ENDED JUNE 30, 1998


                                    PART I

                             FINANCIAL INFORMATION

BALANCE SHEETS
(Unaudited)

                                         June 30, 1998       December 31, 1997
                                       -----------------     -----------------
Assets

Real estate investments:
 Joint venture                             $  4,944,584          $  5,071,717
 Property, net                                7,164,904             7,314,926
                                       -----------------     -----------------
                                             12,109,488            12,386,643

Cash and cash equivalents                     2,209,335             2,101,633
Short-term investments                                -               198,992
                                       -----------------     -----------------

                                           $ 14,318,823          $ 14,687,268
                                       =================     =================

Liabilities and Partners' Capital

Accounts payable                           $     35,025          $     50,345
Accrued management fee                           35,897                38,659
Deferred disposition fee                         29,250                29,250
                                       -----------------     -----------------
      Total liabilities                         100,172               118,254
                                       -----------------     -----------------

Partners' capital (deficit):

  Limited partners ($800 per
     unit; 100,000 units
     authorized, 27,641 units issued
     and outstanding)                        14,263,516            14,610,376
  General partners                              (44,865)              (41,362)
                                       -----------------     -----------------
Total partners' capital                      14,218,651            14,569,014
                                       -----------------     -----------------

                                           $ 14,318,823          $ 14,687,268
                                       =================     =================

                (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS (Unaudited)


                                  Quarter Ended   Six Months Ended   Quarter Ended   Six Months Ended
                                  June 30, 1998     June 30, 1998    June 30, 1997     June 30, 1997
                                  --------------  -----------------  --------------  -----------------

INVESTMENT ACTIVITY

Property rentals                       $246,764          $ 493,549       $ 407,529          $ 772,912
Property operating expenses             (27,432)           (52,473)        (65,576)          (119,325)
Depreciation and amortization           (78,952)          (157,905)       (108,660)          (217,321)
                                       --------          ---------       ---------          ---------
                                        140,380            283,171         233,293            436,266

Joint venture earnings                   98,124            183,220          71,936            153,171
                                       --------          ---------       ---------          ---------

  Total real estate operations          238,504            466,391         305,229            589,437

Interest on cash equivalents
  and short term investments             27,705             55,815          29,548             57,332
                                       --------          ---------       ---------          ---------
     Total investment activity          266,209            522,206         334,777            646,769
                                       --------          ---------       ---------          ---------

PORTFOLIO EXPENSES

Management fee                           35,898             71,795          44,871             89,743
General and administrative               21,617             46,929          27,122             61,812
                                       --------          ---------       ---------          ---------
                                         57,515            118,724          71,993            151,555
                                       --------          ---------       ---------          ---------

Net income                             $208,694          $ 403,482       $ 262,784          $ 495,214
                                       ========          =========       =========          =========

Net income per
  limited partnership unit             $   7.47          $   14.45       $    9.41          $   17.74
                                       ========          =========       =========          =========

Cash distributions per
  limited partnership unit             $  13.00          $   27.00       $   16.25          $   31.25
                                       ========          =========       =========          =========

Number of limited partnership
  units outstanding during the period    27,641             27,641          27,641             27,641
                                       ========          =========       =========          =========

                (See accompanying notes to financial statements)

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                                               Quarter Ended       Six Months Ended       Quarter Ended        Six Months Ended
                                               June 30, 1998        June 30, 1998         June 30, 1997         June 30, 1997
                                           --------------------  --------------------- ---------------------  ---------------------
                                           General   Limited     General   Limited     General   Limited      General   Limited
                                           Partners  Partners    Partners  Partners    Partners  Partners     Partners  Partners
                                           --------  ----------- --------  ----------- --------  -----------  --------  -----------
Balance at
beginning of
period                                     $(43,323) $14,416,242 $(41,362) $14,610,376 $(48,842) $19,398,132  $(46,978) $19,582,641

Cash
distributions                                (3,629)    (359,333)  (7,538)    (746,307)  (4,537)    (449,166)   (8,725)    (863,781)


Net income                                    2,087      206,607    4,035      399,447    2,628      260,156     4,952      490,262
                                           --------  ----------- --------  ----------- --------  -----------  --------  -----------

Balance at
end of period                              $(44,865) $14,263,516 $(44,865) $14,263,516 $(50,751) $19,209,122  $(50,751) $19,209,122
                                           --------  ----------- --------  ----------- --------  -----------  --------  -----------

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                              Six Months Ended June 30,
                                             ---------------------------
                                                 1998           1997
                                             -------------  ------------

Net cash provided by operating activities      $  665,183    $  991,633
                                               ----------    ----------

Cash flows from investing activity:
  Decrease in short-term
     investments, net                             196,364       104,532
                                               ----------    ----------

Cash flows from financing activity:
  Distributions to partners                      (753,845)     (872,506)
                                               ----------    ----------

Net increase in cash
  and cash equivalents                            107,702       223,659

Cash and cash equivalents:
  Beginning of period                           2,101,633     1,798,785
                                               ----------    ----------

  End of period                                $2,209,335    $2,022,444
                                               ==========    ==========

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)


     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended June 30, 1998 and 1997. These adjustments are of a normal recurring nature.

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

NOTE 2 - PROPERTY
-----------------

     The following is a summary of the Partnership's investment in the Brea West property:


                             June 30, 1998   December 31, 1997
                             --------------  ------------------

Land                           $ 2,991,854         $ 2,991,854
Building and improvements        5,978,755           5,978,755
Accumulated depreciation        (2,099,907)         (1,960,425)
Deferred costs, net                360,454             375,329
Other net liabilities              (66,252)            (70,587)
                               -----------         -----------
Net carrying value             $ 7,164,904         $ 7,314,926
                               ===========         ===========

NOTE 3 - REAL ESTATE JOINT VENTURES
-----------------------------------

  The following summarized financial information is presented in the aggregate for the Shasta Way joint venture:

                                      Assets and Liabilities
                                  --------------------------------
                                  June 30, 1998  December 31, 1997
                                  -------------  -----------------
Assets
 Real property, at cost less
  accumulated depreciation of
  $2,343,697 AND $2,132,388          $7,354,687         $7,565,996
 Other                                  146,202            165,813
                                     ----------         ----------
                                      7,500,889          7,731,809

Liabilities                              62,347             81,052
                                     ----------         ----------
Net assets                           $7,438,542         $7,650,757
                                     ==========         ==========

                                         Results of operations
                                     -----------------------------
                                       Six months ended June 30,
                                        1998               1997
                                     ----------         ----------
Revenue
 Rental income                       $  630,823         $  592,768
 Other income                                 -              2,286
                                     ----------         ----------
                                        630,823            595,054
                                     ----------         ----------

Expenses
 Operating expenses                      83,670             99,710
 Depreciation and amortization          230,392            230,392
                                     ----------         ----------
                                        314,062            330,102
                                     ----------         ----------

Net income                           $  316,761         $  264,952
                                     ==========         ==========


  Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended June 30, 1998 were made on July 30, 1998 in the aggregate amount of $362,963 ($13.00 per limited partnership unit).

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

     In connection with the July 1997 sale of the South Bay property, the Partnership made a capital distribution of $5,528,200 ($200 per limited partnership unit) in July 1997. This distribution reduced the adjusted capital contribution to $800 per unit.

     At June 30, 1998, the Partnership had $2,209,335 in cash and cash equivalents, of which $362,963 was used for cash distributions to partners on July 30, 1998; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and invested cash and cash equivalents. Distributions of cash from operations relating to the first two quarters of 1997 and 1998 were made at the annualized rate of 6.5%. Distributions of cash related to the first two quarters of 1997 were based on a capital contribution of $1,000 per unit. The two 1998 distributions were based on the adjusted capital contribution of $800 per unit.

     The carrying value of real estate investments in the financial statements at June 30, 1998 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated costs of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1998, the aggregate appraised value of the Partnership's investments was approximately $3,500,000 greater than their aggregate carrying value. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

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

     Operating Factors

     The Brea West and the Shasta Way properties are both 100% leased to single tenants. A new 11-year lease was signed with the tenant at Brea West which commenced on September 1, 1997 at a rental rate which was slightly lower than the previous rate. The lease at Shasta Way expires on December 31, 1998. In February 1998, the tenant exercised its renewal option for a 5-year term which commences on January 1, 1999.

     Investment Results

     Exclusive of $152,562 of operating income from South Bay in 1997, real estate operations increased approximately $30,000, or 7% for the first six months of 1998 as compared to the comparable period of 1997. At Brea West, operating income was virtually unchanged between the two periods. Rental income declined by approximately $23,000 as a result of the lower rental rate discussed above. Concurrent with the signing of the new lease, amortization expense also decreased between the two periods as certain tenant concessions and lease commissions were written off in 1997. At Shasta Way, real estate operations increased by $28,000 as a result of a rental increase as of April 1, 1998, in addition to a favorable 1997 expense reimbursement adjustment this quarter. Accounting fees also decreased between the two periods at Shasta Way.

     Cash provided by operations decreased by approximately $326,000 between the six-month periods ended June 30, 1997 and 1998. The decline is attributable to the decrease in operating results as a result of the sale of South Bay, as well as the timing of distributions from Shasta Way.

     Interest earned on cash equivalents and short-term investments between the first six months of 1997 and 1998 did not change significantly.

     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, printing, accounting and servicing agent fees. These expenses decreased approximately $15,000, or 24% between the first six months of 1997 and 1998, primarily due to a decrease in accounting fees.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees decreased between the two six-month periods due to the decrease in distributable cash flow.

                       COPLEY REALTY INCOME PARTNERS 3;

                             A LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1998

                                    PART II

                               OTHER INFORMATION



Items 1-5 Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits:   (27) Financial Data Schedule

          b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended June 30, 1998.

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



                             COPLEY REALTY INCOME PARTNERS 3; A LIMITED
                             PARTNERSHIP
                             (Registrant)


August 12, 1998
                              /s/ Wesley M. Gardiner, Jr.
                              -------------------------------
                                Wesley M. Gardiner, Jr.
                                President, Chief Executive Officer and Director of Managing General Partner,
                                Third Income Corp.



August 12, 1998
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Treasurer and Principal Financial and Accounting Officer of Managing General Partner, Third Income Corp.