Form 10-Q
period 1998-09-30
COPLEY REALTY INCOME PARTNERS 3
filed 1998-11-13
CIK 829906

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 ---------------------------------------------
 For Quarter Ended September 30, 1998       Commission File Number 0-17809


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

                                   FORM 10-Q


                     FOR QUARTER ENDED SEPTEMBER 30, 1998


                                    PART I

                             FINANCIAL INFORMATION

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

BALANCE SHEETS
(Unaudited)

                                 September 30, 1998   December 31, 1997
                                 ------------------   -----------------

Assets

Real estate investments:
 Joint venture                       $ 4,860,329        $ 5,071,717
 Property, net                         7,095,729          7,314,926
                                     -----------        -----------
                                      11,956,058         12,386,643

Cash and cash equivalents              2,211,996          2,101,633
Short-term investments                         -            198,992
                                     -----------        -----------

                                     $14,168,054        $14,687,268
                                     ===========        ===========


Liabilities and Partners' Capital

Accounts payable                     $    41,198        $    50,345
Accrued management fee                    35,897             38,659
Deferred disposition fee                  29,250             29,250
                                     -----------        -----------
  Total liabilities                      106,345            118,254
                                     -----------        -----------

Partners' capital (deficit):

  Limited partners ($800 per
     unit; 100,000 units
     authorized, 27,641 units
     issued and outstanding)          14,108,144         14,610,376
  General partners                       (46,435)           (41,362)
                                     -----------        -----------
Total partners' capital               14,061,709         14,569,014
                                     -----------        -----------

                                     $14,168,054        $14,687,268
                                     ===========        ===========

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS (Unaudited)

                                   Three Months Ended    Nine Months Ended   Three Months Ended    Nine Months Ended
                                   September 30, 1998   September 30, 1998   September 30, 1997   September 30, 1997
                                   ------------------   ------------------   ------------------   ------------------
Investment Activity

Property rentals                         $247,318            $ 740,867           $  214,762           $  987,674
Property operating expenses               (25,951)             (78,424)             (39,187)            (158,512)
Depreciation and amortization             (78,813)            (236,718)             (97,101)            (314,422)
                                         --------            ---------           ----------           ----------
                                          142,554              425,725               78,474              514,740

Joint venture earnings                     91,379              274,599               81,662              234,833
                                         --------            ---------           ----------           ----------
  Total real estate operations            233,933              700,324              160,136              749,573

Gain on sale of property                        -                    -            1,490,313            1,490,313
                                         --------            ---------           ----------           ----------
  Total real estate activity              233,933              700,324            1,650,449            2,239,886

Interest on cash equivalents
  and short-term investments               28,224               84,039               31,824               89,156
                                         --------            ---------           ----------           ----------

  Total investment activity               262,157              784,363            1,682,273            2,329,042
                                         --------            ---------           ----------           ----------

Portfolio Expenses

Management fee                             35,897              107,692               41,117              130,860
General and administrative                 20,239               67,168               26,728               88,540
                                         --------            ---------           ----------           ----------
                                           56,136              174,860               67,845              219,400
                                         --------            ---------           ----------           ----------

Net Income                               $206,021            $ 609,503           $1,614,428           $2,109,642
                                         ========            =========           ==========           ==========

Net income per limited partnership
  unit                                   $   7.38            $   21.83           $    57.82           $    75.56
                                         ========            =========           ==========           ==========

Cash distributions per limited
  partnership unit                       $  13.00            $   40.00           $   216.25           $   247.50
                                         ========            =========           ==========           ==========

Number of limited partnership units
  outstanding during the period            27,641               27,641               27,641               27,641
                                         ========            =========           ==========           ==========

(See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)


                          Three Months Ended        Nine Months Ended       Three Months Ended        Nine Months Ended
                          September 30, 1998       September 30, 1998       September 30, 1997       September 30, 1997
                        ----------------------   ----------------------   ----------------------   ----------------------
                        General      Limited     General      Limited     General      Limited     General      Limited
                        Partners    Partners     Partners    Partners     Partners    Partners     Partners    Partners
                        --------   -----------   --------   -----------   --------   -----------   --------   -----------

Balance at beginning
   of period            $(44,865)  $14,263,516   $(41,362)  $14,610,376   $(50,751)  $19,209,122   $(46,978)  $19,582,641

Cash distributions        (3,630)     (359,333)   (11,168)   (1,105,640)    (4,537)   (5,977,366)   (13,262)   (6,841,147)

Net income                 2,060       203,961      6,095       603,408     16,144     1,598,284     21,096     2,088,546
                        --------   -----------   --------   -----------   --------   -----------   --------   -----------

Balance at end of
period                  $(46,435)  $14,108,144   $(46,435)  $14,108,144   $(39,144)  $14,830,040   $(39,144)  $14,830,040
                        ========   ===========   ========   ===========   ========   ===========   ========   ===========



          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                              Nine Months Ended September 30,
                                             --------------------------------
                                                   1998             1997
                                             ---------------   --------------

Net cash provided by operating activities        $ 1,030,807      $ 1,170,226
                                                 -----------      -----------

Cash flows from investing activities:
  Net proceeds from sale of property                       -        5,686,165
  Increase in deferred disposition fees                    -           29,250
  Decrease (increase) in short-term
     investments, net                                196,364         (188,359)
                                                 -----------      -----------
     Net cash provided by
       investing activities                          196,364        5,527,056
                                                 -----------      -----------

Cash flows from financing activity:
  Distributions to partners                       (1,116,808)      (6,854,409)
                                                 -----------      -----------

Net increase (decrease) in
  cash and cash equivalents                          110,363         (157,127)

Cash and cash equivalents:
  Beginning of period                              2,101,633        1,798,785
                                                 -----------      -----------

  End of period                                  $ 2,211,996      $ 1,641,658
                                                 ===========      ===========


          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)


     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital (deficit) for the three and nine months ended September 30, 1998 and 1997. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1997 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     Copley Realty Income Partners 3; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. The Partnership commenced operations in October 1988, and acquired the two real estate investments it currently owns prior to the end of 1989. The Partnership intends to dispose of its investments within nine years of their acquisition, and then liquidate; however, the managing general partner expects to extend the investment period into 1999, having determined it to be in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management advisory services.


NOTE 2 - PROPERTY
-----------------

     The following is a summary of the Partnership's investment in the Brea West property:


                             September 30, 1998   December 31, 1997
                             ------------------   -----------------

Land                                $ 2,991,854         $ 2,991,854
Building and improvements             5,978,755           5,978,755
Accumulated depreciation             (2,169,648)         (1,960,425)
Deferred costs, net                     353,016             375,329
Other net liabilities                   (58,248)            (70,587)
                                    -----------         -----------
Net carrying value                  $ 7,095,729         $ 7,314,926
                                    ===========         ===========

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

NOTE 3 - REAL ESTATE JOINT VENTURES
-----------------------------------

     The following summarized financial information is presented in the aggregate for the Shasta Way joint venture:

                                         Assets and Liabilities
                                         ----------------------

                                 September 30, 1998  December 31, 1997
                                 ------------------  -----------------
Assets
 Real property, at cost less
  accumulated depreciation of
  $2,449,352 and $2,132,388              $7,249,032         $7,565,996
 Other                                      136,418            165,813
                                         ----------         ----------
                                          7,385,450          7,731,809

Liabilities                                  88,926             81,052
                                         ----------         ----------
Net assets                               $7,296,524         $7,650,757
                                         ==========         ==========


                                            Results of Operations
                                            ---------------------

                                        Nine Months Ended September 30,
                                             1998             1997
                                        ---------------  --------------
Revenue
  Rental Income                            $944,650            $890,942
  Other                                           -               2,898
                                           --------            --------
                                            944,650             893,840
                                           --------            --------

Expenses
  Depreciation and amortization             345,588             345,589
  Operating expenses                        124,319             142,071
                                           --------            --------
                                            469,907             487,660
                                           --------            --------

Net income                                 $474,743            $406,180
                                           ========            ========


     Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1998 were made on October 29, 1998 in the amount of $362,963 ($13.00 per limited partnership unit).

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

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

     At September 30, 1998, the Partnership had $2,211,996 in cash and cash equivalents, of which $362,963 was used for cash distributions to partners on October 29, 1998; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and invested cash and cash equivalents. Distributions of cash from operations relating to the first two quarters of 1997 were made at the annualized rate of 6.5% on a capital contribution of $1,000 per unit. Distributions of cash from operations relating to the third quarter of 1997 was made at the annualized rate of 7.0% on a weighted average adjusted capital contribution of $851.11. The increase in 1997 stems from increased cash flow from Shasta Way. The annualized distribution rate relating to the first three quarters of 1998 was 6.5% based on the adjusted capital contribution of $800 per unit. The decrease in 1998 is due to the decrease in distributable cash flow as a result of the South Bay sale.

     The carrying value of real estate investments in the financial statements at September 30, 1998 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated costs of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1998, the aggregate appraised value of the Partnership's investments was approximately $3,800,000 greater than their aggregate carrying value. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed the Advisor and the independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

     The Year 2000 Issue is a result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business operations.

     The Partnership relies on AEW Capital Management L.P. ("AEW Capital Management"), the parent of AEW Real Estate Advisors, Inc., to generate financial information and to provide other services which are dependent on the use of computers. The Partnership has obtained assurances from AEW Capital Management that:

     . AEW Capital Management has developed a Year 2000 Plan (the "Plan") consisting of five phases: inventory, assessment, testing, remediation/repair and certification.

     . As of September 30, 1998, AEW Capital Management had completed the inventory and assessment phases of this Plan and had commenced the testing and remediation/repair of internal systems.

     . AEW Capital Management expects to conclude the internal testing, remediation/repair and certifications of its Plan no later than December 31, 1998.

     The Partnership also relies on joint venture partners and/or property managers to supply financial and other data with respect to its real properties. The Partnership is in the process of surveying these third party providers and assessing their compliance with Year 2000 requirements. To date, the Partnership is not aware of any problems that would materially impact its results of operations, liquidity or capital resources. However, the Partnership has not yet obtained written assurances that these providers would be Year 2000 compliant.

     The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance objectives. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

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

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

     Operating Factors

     The Brea West and the Shasta Way properties are both 100% leased to single tenants. A new 11-year lease was signed with the tenant at Brea West which commenced on September 1, 1997 at a rental rate which was slightly lower than the previous rate. The initial lease term at Shasta Way expires on December 31, 1998. In February 1998, the tenant exercised its renewal option for a 5-year term which commences on January 1, 1999.

     Investment Results

     For the three-month periods ended September 30, 1998 and 1997, real estate operating results were $233,933 and $160,136, respectively. The increase between the two periods stems primarily from the lease related items at Brea West affecting the third quarter of 1997 discussed below.

     Real estate operations for the nine-month periods ending September 30, 1998 and 1997 were $700,324 and $749,573, respectively. The overall decrease of approximately $49,000 is due to the following: 1) a decrease in operations of $173,000 at South Bay due to its sale in July 1997. 2) an increase in operations at Brea West of $84,000 due to the effects of a new lease which commenced September 1, 1997. These effects included lower rental income as a result of a base rental rate decrease. Concurrent with the signing of the new lease, amortization expense also decreased between the two periods as certain tenant concessions and lease commissions (included as a component of property rentals) were written off in 1997. And 3) an increase in operations at Shasta Way of $40,000 as a result of a rental increase as of April 1, 1998, in addition to a favorable 1997 expense reimbursement adjustment recorded in the first quarter of 1998. Accounting fees also decreased between the two periods at Shasta Way.

     Cash provided by operations decreased by approximately $139,000 between the nine-month periods ended September 30, 1998 and 1997. The difference is attributable to the decrease in operating results as a result of the sale of South Bay, as well as the timing of distributions from Shasta Way.

     Interest earned on cash equivalents and short-term investments did not change significantly between the first three and nine months of 1998 and 1997.

     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, printing, accounting and servicing agent fees. These expenses decreased approximately $6,000 and $21,000 between the first three and nine month periods, respectively, of 1997 and 1998, primarily due to a decrease in accounting fees.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees decreased by $5,000 and $23,000 between the comparable three and nine month periods of 1998 and 1997, respectively, due to the decrease in distributable cash flow.

                       COPLEY REALTY INCOME PARTNERS 3;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q

                     FOR QUARTER ENDED SEPTEMBER 30, 1998

                                    PART II

                               OTHER INFORMATION



Items 1-5 Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits: (27) Financial Data Schedule

          b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended September 30, 1998.

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



                             COPLEY REALTY INCOME PARTNERS 3; A LIMITED
                             PARTNERSHIP
                             (Registrant)


November 13, 1998
                              /s/ J. Christopher Meyer  III
                              -------------------------------
                                J. Christopher Meyer III
                                President, Chief Executive Officer and
                                Director of Managing General Partner,
                                Third Income Corp.



November 13, 1998
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Treasurer and Principal Financial and
                               Accounting Officer of Managing General
                               Partner, Third Income Corp.