Form 10-K405
period 1998-12-31
COPLEY REALTY INCOME PARTNERS 3
filed 1999-03-25
CIK 829906

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                          COMMISSION FILE NO. 0-17809
         _____________________________________________________________


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

                              Yes  X     No  ___
                                  ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          No voting stock is held by nonaffiliates of the Registrant .

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

                                     None

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

          As of December 31, 1998, the Partnership is invested in the two real property investments described below. The Partnership has no current plan to renovate, improve or further develop any of its real property. In the opinion of the Managing General Partner of the Partnership, the properties are adequately covered by insurance. The Partnership has sold one other investments during 1997. The principal terms of the sale of the Partnership's investments are set forth in the following table:


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

          A.   Industrial Building in Brea, California ("Brea West")
               ----------------------------------------------------

               On April 28, 1989, the Partnership acquired a 60% interest in a joint venture formed with an affiliate of The Muller Company. The Partnership committed to contribute $8,250,000 to the capital of the joint venture, all of which was funded. On December 20, 1990, the Partnership increased its investment in the joint venture by committing to make a deficit loan to the venture in the maximum amount of $900,000, of which $828,799 was funded. Because the Partnership's joint venture partner was unable to fund its share of deficits, the Partnership assumed 100% ownership of the joint venture's assets, effective June 30, 1991. The property consists primarily of approximately 7.51 acres of land in Brea, California and a 184,000 square foot industrial facility located thereon. As of December 31, 1998, the facility was 100% leased to one tenant until May 2008.

          B.   Industrial Building in Simi Valley, California ("Shasta Way")
               ------------------------------------------------------------

               On September 29, 1989, the Partnership acquired a 34.8% interest in a joint venture formed with Copley Realty Income Partners 4; A Limited Partnership, an affiliate of the Partnership (the "Affiliate") with a 25.2% interest, and an affiliate of The Hewson Company (the "Developer"). As of December 31, 1998, the Partnership had contributed $7,111,757 to the capital of the joint venture out of a maximum commitment of $7,612,500. Effective January 1, 1996, the joint venture was restructured, resulting in the withdrawal of the Developer, and the increase of the ownership interests of the Partnership and its Affiliate to 58% and 42%, respectively. The joint venture agreement entitles the Partnership and the Affiliate to receive a preferred return on their respective invested capital at the rate of 10% per annum. The joint venture agreement also entitles the Partnership to receive 58% of remaining cash flow and 58% of sale and refinancing proceeds following the return of the Partnership's and the Affiliate's equity.

               The joint venture owns approximately 12.13 acres of land in Simi Valley, California and in June 1991 completed construction thereon of a 235,080 square foot industrial building. As of December 31, 1998, the facility was 100% leased to one tenant until December 2003. The lease includes a five-year renewal option.

Item 2.  Properties.
         ----------


          The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties:

                               ESTIMATED
                                 1998                                                            ANNUAL
          Property              ANNUAL       NUMBER OF                                          CONTRACT
                                REALTY    TENANTS WITH 10%       NAME(S) OF     SQUARE FEET OF    RENT       LEASE       RENEWAL
                                 TAXES     OR MORE OF GLA        TENANT(S)       EACH TENANT    PER S. F.  EXPIRATION    OPTIONS
----------------------------------------------------------------------------------------------------------------------------------
Industrial Building in Brea,    $ 73,434         1          Nature's Best           184,000        $4.50     11/2008      None
 CA
Industrial Building in Simi     $105,000         1          Bugle Boy               235,080        $5.52     12/2003   One 5-year
 Valley, CA                                                 Industries                                                    option
-----------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------
                                                  LINE OF BUSINESS
                                                OF PRINCIPAL TENANTS
                                               ----------------------
Industrial Building in Brea,                    Health Food
 CA                                             Distributor
Industrial Building in Simi                     Apparel Manufacturer
 Valley, CA
------------------------------------------------------------------------

       The following table sets forth for each of the last five years the gross leasable areas, occupancy rates, rental revenue and net effective rent for the Partnership's properties:

--------------------------------------------------------------------------------------------------------
                                                                                                 NET
                                                                                  RENTAL      EFFECTIVE
                                            GROSS-LEASABLE       YEAR-END        REVENUE         RENT
               PROPERTY                          AREA            OCCUPANCY      RECOGNIZED    ($/SF/YR)/*/
--------------------------------------------------------------------------------------------------------
Industrial Building in Brea, CA
-------------------------------

                 1994                         184,000             100%          $  995,209       $5.41
                 1995                         184,000             100%          $1,001,985       $5.45
                 1996                         184,000             100%          $1,023,187       $5.56
                 1997                         184,000             100%          $  951,224       $5.17
                 1998                         184,000             100%          $  988,047       $4.50

Industrial Building in Simi Valley, CA
--------------------------------------
                 1994                         235,080             100%          $1,157,494       $5.28
                 1995                         235,080             100%          $1,163,851       $4.95
                 1996                         235,080             100%          $1,208,205       $5.14
                 1997                         235,080             100%          $1,205,152       $5.13
                 1998                         235,080             100%          $1,258,609       $5.35
------------------------------------------------------------------------------------------------------

 /*/ Net Effective Rent calculation is based on average occupancy during the respective year.

       Set forth below is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1998:

---------------------------------------------------------------------------------------------
                                       TENANT AGING REPORT

          PROPERTY                   # OF LEASE      TOTAL         TOTAL        PERCENTAGE OF
                                    EXPIRATIONS     SQUARE        ANNUAL        GROSS ANNUAL
                                                     FEET
                                                              CONTRACT  RENT*      RENTAL
---------------------------------------------------------------------------------------------

Industrial Building in Brea, CA
-------------------------------
            1999                            0          0       $        0              0%
            2000                            0          0       $        0              0%
            2001                            0          0       $        0              0%
            2002                            0          0       $        0              0%
            2003                            0          0       $        0              0%
            2004                            0          0       $        0              0%
            2005                            0          0       $        0              0%
            2006                            0          0       $        0              0%
            2007                            0          0       $        0              0%
            2008                            1    184,000       $  828,000            100%

Industrial Building in Simi Valley, CA
--------------------------------------
            1999                            0          0       $        0              0%
            2000                            0          0       $        0              0%
            2001                            0          0       $        0              0%
            2002                            0          0       $        0              0%
            2003                            1    235,080       $1,336,571            100%
            2004                            0          0       $        0              0%
            2005                            0          0       $        0              0%
            2006                            0          0       $        0              0%
            2007                            0          0       $        0              0%
            2008                            0          0       $        0              0%
---------------------------------------------------------------------------------------------


*   Does not include expenses paid by tenants.

      The following table sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed, and (v) accumulated depreciation, with respect to each property or component thereof for purposes of depreciation:

------------------------------------------------------------------------------------------------------------------------
Depreciable Assets
                                                                Rate of                        Life        Accumulated
           Entity / Property              Tax Basis          Depreciation       Method       in years      Depreciation

Brea West
----------------------------------
Building & Improvements                   $ 5,673,186            3.17%            SL            31.5         $1,455,201
Land Improvements                              70,337            6.67%            SL              15             33,844
                                          -----------            ----                                        ----------
Total Depreciable Assets                    5,743,523                                                         1,489,045

Shasta Way
----------------------------------
Building & Improvements                     6,643,803            3.17%            SL            31.5          1,498,622
                                          -----------            ----                                        ----------
Total Depreciable Assets                    6,643,803                                                         1,498,622

Total Depreciable Assets                  $12,387,326                                                        $2,987,667
                                          ===========                                                        ==========
------------------------------------------------------------------------------------------------------------------------

SL = Straight-Line

          Following is information regarding the competitive market conditions for each of the Partnership's properties. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness:

     A.   Industrial Building in Brea, CA.
          --------------------------------

          The property is located within the North Orange County industrial market. The North Orange County market, which represents 43% of the Orange County market, includes 2,492 industrial buildings totaling approximately 104 million square feet. New industrial supply in the Orange County market totaled approximately 3.9 million square feet at year-end 1997. Demand for industrial space increased approximately 2.7% during 1998, compared to a 6.7% increase in 1997. Year-end 1998 industrial vacancy increased to 7.2% from 6.5% at year-end 1997. Brea continues to be a desirable industrial location due to its close proximity to Los Angeles County and the central portion of Orange County.


     B.   Industrial Building in Simi Valley, CA.
          --------------------------------------

          The property is located within the Simi Valley industrial submarket, which is part of the Ventura County industrial market. The Ventura County industrial market (1,296 industrial buildings, totaling approximately 47.7 million square feet) had a 1998 year-end industrial vacancy rate of approximately 7.0%, 13% lower than at year-end 1997. Total 1998 leasing activity in Ventura County equaled approximately 2.4 million square feet, approximately 6.7% less than 1997's total activity. The Simi Valley industrial sub-market, which consists of 163 industrial buildings totaling approximately
6.9 million square feet, experienced a 1998 year-end vacancy rate of approximately 9.1%, higher than the 1997 year-end vacancy rate of 7.8% mainly due to the addition of one new building totaling 281,000 square feet in the fourth quarter of 1998.

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

                                    PART II
                                    -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
          ---------------------------------------------------------------------

          There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

          As of December 31, 1998, there were 1,710 holders of Units.

          The Partnership's Amended and Restated Agreement of Limited Partnership dated October 13, 1988, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1998, cash distributions paid in 1998, or distributed after year end with respect to 1998 to the Limited Partners as a group totaled $1,437,332. For the year ended 1997, cash distributions paid in 1997, or distributed after year end with respect to 1997 to the Limited Partners as a group totaled $7,225,081, including $5,528,200 ($200 per limited partnership unit), representing proceeds from the sale of one property.

          Total cash distributions exceeded net income in 1998 and, therefore, resulted in a reduction of partners' capital. Regular cash distributions from operations also exceeded cash provided by operating activities in 1998. Reference is made to the Partnership's Statement of Partners' Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6.  Selected Financial Data.
         -----------------------


                                For Year          Year            For Year        For Year        For Year
                                Ended or         Ended or         Ended or        Ended or        Ended or
                                 As of:           As of:            As of:         As of:          As of:
                                12/31/98        12/31/97 (1)      12/31/96       12/31/95         12/31/94 (2)
                                --------        ------------      --------       ---------        ------------
Revenues                        $ 1,454,158     $ 1,673,318       $ 1,993,178    $ 1,749,606      $ 1,650,992


Net Income (Loss)               $   799,412     $ 2,303,492       $ 1,058,287    $ 1,025,324      $(1,451,876)


Net Income (Loss)
per Limited
Partnership Unit                $     28.63     $     82.50       $     37.90    $     36.72      $    (52.00)


Total Assets                    $14,006,600     $14,687,268       $19,622,775    $20,250,786      $20,750,350


Total Cash
Distributions
per Limited
Partnership Unit,
including amounts
distributed after
year end with
respect to such
year                            $     53.00     $    262.39       $     60.00    $     57.50      $     50.00
                                -----------     -----------       -----------    -----------      -----------

(1) Net Income in 1997 includes a gain from the sale of one property of $1,490,313. Cash Distributions include a return of capital of $200.00 per Limited Partnership Unit.

(2) Net Income (Loss) in 1994 includes a charge of $2,400,000 related to impairment of the carrying value of an investment.

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

   At December 31, 1998, the Partnership had $2,163,411 in cash, cash equivalents, and short-term investments, of which $362,963 was used for cash distributions to partners on January 28, 1999; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and interest on its cash and cash equivalents. The annualized distribution rate related to the first two quarters of 1997 was 6.5% on the original capital contribution. The annualized distribution related to the third and fourth quarters of 1997 was increased to 7.0%, based on the weighted average adjusted capital contribution of $851.11 and the adjusted capital contribution of $800, respectively. The annualized distribution rate relating to all four quarters of 1998 was 6.5% on the adjusted capital contribution of $800.

   The carrying value of real estate investments in the financial statements at December 31, 1998 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated costs of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1998, the aggregate appraised value of the Partnership's investments was approximately $3,950,000 greater than their aggregate carrying value. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Year 2000 Readiness Disclosure
------------------------------

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

   . AEW Capital Management expects to conclude the internal testing, remediation/repair and certifications of its Plan no later than June 30, 1999.

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

   The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance objectives by June 30, 1999. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borned by A.E.W Capital Management and the property managers.


Results of Operations
---------------------

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

       Operating Factors

       The Brea West property was 100% leased to a single tenant at December 31, 1998, 1997 and 1996. A new 11-year lease was signed with the tenant at Brea West which commenced on September 1, 1997 at a slightly lower rental rate than the previous rate.

       The South Bay property was 100% leased to a single tenant through the sale date of July 22, 1997. The lease term began in May, 1994 for 83% of the building for the first year, and 100% of the building thereafter through September, 2001.

       The Shasta Way venture completed the construction of its industrial facility in 1991. A lease was executed for 80% of the building commencing April 1, 1993, and as of May 1, 1994, the tenant leased the entire building through December 31, 1998. An extension has been agreed upon which will keep the tenant at Shasta Way through December 31, 2003.

       Two tenants each contributed more than 10% of the rental revenue from the Partnership's investments (collectively 100%) for 1998. The two sole tenants at Brea West and Shasta Way were current with regard to lease payments at December 31, 1998; management is not aware of any impairment in the tenants' ability to continue to perform in accordance with the terms of their respective leases.

         Investment Results

         1998 Compared to 1997

         Aggregate operating results from real estate investments were $923,198 and $965,851 in 1998 and 1997, respectively. The decline was due to the sale of the South Bay property in July 1997, resulting in decreased operating income of approximately $174,000. This decline was partially offset by an increase in operations at Brea West of $95,000 due to a base rental increase and a decrease in accounting and legal expenses. Furthermore, joint venture earnings at Shasta Way increased by $36,000 due to an increase in revenue.

         Interest on cash equivalents and short-term investments decreased by $9,000 or 8%, due to lower average invested balances, as well as lower short-term yields.

         Cash provided by operations decreased by approximately $212,000 between 1997 and 1998. The difference is attributable to the decrease in operating results discussed above, partially offset by the funding of $163,000 in commissions related to the new lease at Brea West in 1997.

         1997 Compared 1996

         Aggregate real estate operating results were $965,851 and $1,222,744 in 1997 and 1996, respectively. The variance is due to the sale of South Bay nullifying the opportunity to collect the operating income after the sale. As previously mentioned, South Bay was sold on July 27, 1997.

         Interest on cash equivalents and short-term investments increased by $14,000 or 13%, primarily due to an increase in short-term yields as well as a higher average invested balances.

         Cash flow provided by operations decreased by approximately $306,000 primarily due to the decrease in operating loss discussed above and the funding of $163,000 in commissions related to the new lease at Brea West.

         Portfolio Expenses

         General and Administrative expenses primarily consist of appraisal, printing, accounting, legal and servicing agent fees. These expenses decreased approximately $12,000, or 12% between 1997 and 1998, primarily due to a decrease in accounting fees as well as decreases in franchise taxes and investor servicing fees. General and administrative expenses decreased $2,000, or 2% between 1996 and 1997, primarily due to a decrease in appraisal fees. The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves, as determined by the Managing General Partner. Management fees increased in 1996 and 1997 due to the increases in distributable cash flow.

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

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk:
             ----------------------------------------------------------

The partnership was not party to derivative financial instruments or derivative commodity instruments at or during the year ended December 31, 1998. The Partnership's only other financial instruments (as defined by Financial Accounting Standards Board Statement No. 107) are its cash and cash equivalents for which cost approximates market value.

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


                                   PART III
                                   --------

Item 10.   Directors and Executive Officers of the Registrant.
           --------------------------------------------------

           (a) and (b) Identification of Directors and Executive Officers.

The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1998.

Name                           Position(s) with the Managing General Partner                     Age
----                           ---------------------------------------------                     ---
J. Christopher Meyer, III      President, Chief Executive Officer and Director                   51
Pamela J. Herbst               Vice President and Director                                       43
J. Grant Monahon               Vice President and Director                                       53
James J. Finnegan              Vice President                                                    38
Karin J. Lagerlund             Treasurer and Principal Financial and Accounting Officer          34

           (c)    Identification of Certain Significant Employees.
                  -----------------------------------------------

                  None.

           (d)    Family Relationships.
                  --------------------

                  None.

           (e)    Business Experience.
                  -------------------

                  The Managing General Partner was incorporated in Massachusetts on February 17, 1988. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

         J. Christopher Meyer, III. joined AEW Real Estate Advisors, Inc. ("AEW") , formerly known as Copley Real Estate Advisors, Inc., in 1987 and has been an officer at AEW since then. AEW is a subsidiary of AEW Capital Management, L.P. ("AEW Capital Management"), of which he is also a Director. Prior to joining AEW, he had senior positions with several regional real estate development concerns, including Chief Financial Officer of Ford Motor Land Development Corporation. His career at AEW has included asset management responsibility for the company's Eastern Region, and portfolio manager for several commingled real estate funds. Presently, Mr. Meyer has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934, and for several commingled funds. He received a B.A. in Statistics from Princeton University and an MBA from the Wharton School of the University of Pennsylvania.

         Pamela J. Herbst directs AEW Capital Management's Institutional Real Estate Services, with oversight responsibility for the asset and portfolio management areas. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Management Committee. She came to AEW Capital Management in December 1996 as a result of the firm's merger with Copley Real Estate Advisors, Inc., where she held various senior level positions in asset and portfolio management, acquisitions, and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

         J. Grant Monahon is AEW Capital Management's General Counsel and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining the predecessor of AEW Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

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

         Karin J. Lagerlund directs the Institutional Real Estate Services Portfolio Accounting Group at AEW Capital Management, overseeing portfolio accounting, performance measurement and client financial reporting for AEW's private equity investment portfolios. Ms. Lagerlund is a Certified Public Accountant and has over ten years experience in real estate consulting and accounting. Prior to joining AEW Capital Management in 1994, she was an Audit Manager at EY/Kenneth Leventhal LLP. Ms. Lagerlund is a graduate of Washington State University (B.A.).

(f)      Involvement in Certain Legal Proceedings.
         ----------------------------------------

         None.

Item 11. Executive Compensation.
         -----------------------

         Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1 and 6 of Notes to Financial Statements.

         The following table sets forth the amounts of the fees and cash distributions and reimbursements of out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1998. Cash distributions to General Partners include amounts distributed after year-end with respect to 1998.

                                                                                  Amount of Compensation
Receiving Entity                         Type of Compensation                      and Reimbursement
----------------                         --------------------                      -----------------
AEW Real Estate Advisors, Inc.           Management Fees and Reimbursement of             $  155,590
                                         Expenses

General Partners                         Share of Distributable Cash                          14,798

New England Securities Corporation       Servicing Fees and Reimbursement of                   3,014
                                         Expenses

Back Bay Advisors, L.P.                  Servicing Fee                                         2,014
                                                                                          ----------
                                         TOTAL                                            $  175,416
                                                                                          ==========

         For the year ended December 31, 1998, the Partnership allocated $10,669 of taxable income to the General Partners.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.
              --------------------------------------------------------------

              (a)  Security Ownership of Certain Beneficial Owners.
                   -----------------------------------------------

              As of December 31, 1998, Alexander Hamilton Life Insurance Company of America, whose address is 2700 Sanders Road, Prospect Heights, IL., 60070, owned 5,000 Units, approximately 18% of the total number of Units outstanding. No other person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1997. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

              Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

              (b) Security Ownership of Management.
                  --------------------------------

                  The General Partners of the Partnership owned no Units at December 31, 1998.

              (c) Changes in Control.
                  ------------------

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

              (b) Reports on Form 8-K. No Current Report on Form 8-K was filed during the fourth quarter of 1998.

                       Copley Realty Income Partners 3;
                             A Limited Partnership








                             Financial Statements


                                 * * * * * * *






                               December 31, 1998

                       COPLEY REALTY INCOME PARTNERS 3;
                             A LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



         Report of Independent Accountants

         Financial Statements

                  Balance Sheets - December 31, 1998 and 1997

                  Statements of Operations - For the Years Ended December 31,
                   1998, 1997 and 1996


                  Statements of Partners' Capital (Deficit) - For the Years
                   Ended December 31, 1998, 1997 and 1996

                  Statements of Cash Flows - For the Years Ended December 31,
                   1998, 1997 and 1996

                  Notes to Financial Statements

         Financial Statement Schedule:

                  Schedule III - Real Estate and Accumulated Depreciation at
                   December 31, 1998, 1997 and 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Partners

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

In our opinion, based upon our audits and the reports of other auditors for the years ended December 31, 1998, 1997 and 1996, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Copley Realty Income Partners 3; A Limited Partnership (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Third Income Corp., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's Shasta Way joint venture investee for the year ended December 31, 1996 which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for Shasta Way was $328,348 for the year ended December 31, 1996. We also did not audit the financial statements of South Bay Associates, a wholly-owned property, for the year ended December 31, 1996 which statements reflect operating income of $431,682 for the year then ended. We also did not audit the financial statements of Brea West, a wholly-owned property, for the year ended December 31, 1996 which statements reflect operating income of $891,127 . Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the equity in joint venture income for Shasta Way for the year ended December 31, 1996 ,and for operating income for South Bay Associates and Brea West for the year ended December 31, 1996, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1998, 1997 and 1996 provide a reasonable basis for the opinion expressed above.




/s/  PricewaterhouseCoopers LLP
-------------------------------
Boston, Massachusetts
March 9, 1999

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

BALANCE SHEETS


                                                                    December 31,
                                                        ------------------------------------
                                                          1998                        1997
                                                        --------                    --------
ASSETS

Real estate investments:
 Joint ventures                                       $   4,819,346               $  5,071,717
 Property, net                                            7,023,843                  7,314,926
                                                      -------------               ------------
                                                         11,843,189                 12,386,643

Cash and cash equivalents                                 2,163,411                  2,101,633
Short-term investments                                                                 198,992
                                                      -------------               ------------
                                                      $  14,006,600               $ 14,687,268
                                                      =============               ============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                      $      52,798               $     50,345
Accrued management fee                                       35,897                     38,659
Deferred disposition fee                                     29,250                     29,250
                                                      -------------               ------------
Total liabilities                                           117,945                    118,254
                                                      -------------               ------------

Partners' capital (deficit):
 Limited partners ($800 per unit;
  100,000 units authorized;
  27,641 units issued and outstanding)                   13,936,821                 14,610,376
 General partners                                           (48,166)                   (41,362)
                                                      -------------               ------------
Total partners' capital                                  13,888,655                 14,569,014
                                                      -------------               ------------

                                                      $  14,006,600               $ 14,687,268
                                                      =============               ============


               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                         Year ended December 31,
                                            --------------------------------------------
                                               1998               1997           1996
                                            -----------       ------------    ----------
INVESTMENT ACTIVITY

Property rentals                             $   988,047      $ 1,234,451     $1,559,843
Property operating expenses                     (105,723)        (195,179)      (237,034)
Depreciation and amortization                   (315,530)        (393,374)      (428,413)
                                             -----------      -----------     ----------
                                                 566,794          645,898        894,396

Joint venture earnings                           356,404          319,953        328,348
                                             -----------      -----------     ----------
 Gain on sale of property                        923,198          965,851      1,222,744

                                                      --        1,490,313        104,987
                                             -----------      -----------     ----------
  Total real estate activity                     923,198        2,456,164      1,222,744

Interest on cash equivalents
 and short-term investments                      109,707          118,914        104,987
                                             -----------      -----------     ----------

   Total investment activity                   1,032,905        2,575,078      1,327,731
                                             -----------      -----------     ----------

PORTFOLIO EXPENSES

Management fee                                   143,590          169,519        165,680
General and administrative                        89,903          102,067        103,764
                                             -----------      -----------     ----------
                                                 233,493          271,586        269,444
                                             -----------      -----------     ----------

NET INCOME                                   $   799,412      $ 2,303,492     $1,058,287
                                             ===========      ===========     ==========

Net income  per limited
  partnership unit                           $     28.63      $     82.50     $    37.90
                                             ===========      ===========     ==========

Cash distributions per limited               $     53.00      $    262.39     $    60.00
                                             ===========      ===========     ==========
  partnership unit

Number of limited partnership
  units outstanding during the year               27,641           27,641         27,641
                                             ===========      ===========     ==========

               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                                                        Year ended December 31,
                                    ----------------------------------------------------------------------------------------------
                                                 1998                                 1997                        1996
                                     -----------------------------       -----------------------------   -------------------------
                                     General          Limited             General        Limited         General        Limited
                                     Partners         Partners            Partners       Partners         Partner       Partners
Balance at beginning of year       $  (41,362)     $  14,610,376     $   (46,978)   $   19,582,641    $   (40,809)   $ 20,193,397

Cash distributions                    (14,798)        (1,464,973)        (17,419)       (7,252,722)       (16,752)     (1,658,460)

Net income                              7,994            791,418          23,035         2,280,457         10,583       1,047,704
                                   ----------      -------------     -----------    --------------    -------------   ------------

Balance at end of year             $  (48,166)     $  13,936,821     $   (41,362)   $   14,610,376    $   (46,978)   $ 19,582,641
                                   ===========     =============     ============   ==============    =============   ============

               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                                     Year ended December 31,
                                                      -----------------------------------------------------
                                                           1998                 1997             1996
                                                           ----                 ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $     799,412       $    2,303,492     $    1,058,287
  Adjustments to reconcile net
     income to net cash provided
      by operating activities:
  Depreciation and amortization                           315,530              393,374            428,413
  Equity in joint venture earnings                       (356,404)            (319,953)          (328,348)
  Cash distributions from joint ventures                  601,959              772,792            694,437
  Gain on sale of property                                      -           (1,490,313)                 -
Increase in deferred lease commission                      (6,911)                   -                  -
Decrease (increase) in investment
      income receivable                                     2,628                4,492               (681)
  Increase (decrease) in operating
     liabilities                                             (309)               1,892            (11,085)
  Decrease (increase) in other net assets                 (10,720)            (107,829)            22,751
                                                    -------------       --------------     --------------
      Net cash provided by operating activities         1,345,185            1,557,947          1,863,774
                                                    -------------       --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net proceeds from sale of property                             -            5,686,165                  -
 Deferred disposition fee                                       -               29,250                  -
 Investment in property                                         -                    -           (186,836)
 Decrease in short-term
    investments, net                                      196,364              299,627            101,879
                                                    -------------       --------------     --------------
Net cash provided by (used in)
            investing activities                          196,364            6,015,042            (84,957)

CASH FLOWS FROM FINANCING ACTIVITY:
 Distributions to partners                             (1,479,771)          (7,270,141)        (1,675,212)
                                                    -------------       --------------     --------------
           Net cash used in financing activity         (1,479,771)          (7,270,141)        (1,675,212)
                                                    -------------       --------------     --------------
Net increase (decrease) in cash and cash
 equivalents                                               61,778              302,848            103,605
Cash and cash equivalents
 Beginning of year                                      2,101,633            1,798,785          1,695,180
                                                    -------------       --------------     --------------
 End of year                                        $   2,163,411       $    2,101,633     $    1,798,785
                                                    =============       ==============     ==============


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

               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

General
-------

         Copley Realty Income Partners 3; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income-producing real properties. The Partnership commenced operations in October 1988, and acquired the two real estate investments it currently owns prior to the end of 1989. It intended to dispose of its investments within nine years of their acquisition, and then liquidate; however, the managing general partner expects to extend the investment period into 1999, having determined it to be in the best interest of the limited partners.

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

         On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich, Eastman & Waltch, Inc. and its affiliates and principals (collectively, "the AEW Operations"). Simultaneously, a new entity, AEW Capital Management L.P. was formed, into which NEIC contributed its interests in Copley and its affiliates. As a result, the AEW Operations were combined with Copley to form the business operations of AEW Capital Management, L.P. At year end 1997, NEIC completed a restructuring plan under which it contributed all of its operations to a newly formed private partnership, NEIC Operating Partnership, L.P., in exchange for a general partnership interest in the newly formed entity. Accordingly, at December 31, 1997, AEW Capital Management, L.P. was wholly owned by NEIC Operating Partnership, L.P. AEW is a subsidiary of AEW Capital Management, L.P. Effective April 1, 1998, NEIC changed its name to Nvest, L.P. and NEIC Operating Partnership changed its name to Nvest Companies, L.P.

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

Management
----------

         AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($12,000 in 1998, $12,000 in 1997, and $12,000 in 1996).
Acquisition fees were based on 3% of the gross proceeds from the offering and paid at the time commitments were initially funded. Disposition fees are limited to the lesser of 3% of the selling price of the property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payments of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon.

         New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $3,014, $2,834 and $2,702 in 1998, 1997 and 1996, respectively. Fees to Back Bay Advisors, L.P., a wholly-owned subsidiary of Nvest Companies, L.P., for short-term investment advisory services totaled $2,014, $1,726 and $1,808 in 1998, 1997 and 1996, respectively.


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

         The carrying value of an investment may be more or less than its current appraised value. At December 31, 1998 and 1997, the appraised value of each investment exceeded its carrying value; the aggregate excess was approximately $3,950,000 and $2,400,000, respectively.

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

         The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost plus accrued interest, which approximates market value. At December 31, 1997, all short-term investments are in commercial paper with less than two months remaining to maturity.

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

Segment Data
------------

         Effective January 1, 1998, the Partnership adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments on an Enterprise and Related Information" (FAS 131). Based on criteria established in FAS 131, the Managing General Partner has determined that the Partnership operates in one operating segment which is investing in real estate properties which are domiciled in the United States of America.

NOTE 3 - REAL ESTATE JOINT VENTURES
-----------------------------------

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

         The respective real estate management/development firms were responsible for day-to-day development and operating activities, although overall authority and responsibility for the business was shared by the venturers. The real estate management/development firms, or their affiliates, also provide various services to the joint ventures for a fee.

                  The following is a summary of cash invested in joint ventures, net of returns of capital and excluding investment acquisition fees:


                        Rate of        Ownership          December 31,
                                                    --------------------------
Investment/Location  Return/Interest    Interest       1998           1997
-------------------  ---------------  ------------  -----------  -------------

Shasta Way
 Simi Valley, CA     10.0%      (C)   58%           $ 6,726,051   $ 6,726,051


(C) Capital contribution



Shasta Way
----------

         On September 29, 1989, the Partnership entered into a joint venture with an affiliate of the Partnership, and with an affiliate of The Hewson Company, to construct and operate an industrial facility in Simi Valley, California. The Partnership committed to make, and as of December 31, 1997 had completely funded, capital contributions of up to $7,612,500. The venture owns land on which it completed construction of an industrial building in 1991. Effective January 1, 1996, the joint venture was restructured, and the Hewson Company's interest was assigned to the Partnership and its affiliate in proportion to their respective ownership interests. The Partnership's ownership percentage increased from 34.8% to 58%; its affiliate's interest was increased to 42%.

         The aggregate minimum rents due to the venture under a non-cancelable lease are: 1999 - $1,297,641; 2000 - $1,297,641; 2001- $1,310,618;
2002 - $1,323,594; 2003 - $1,323,594.

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

Summarized Financial Information
--------------------------------

The following summarized financial information is presented in the aggregate for the joint ventures:

                            Assets and Liabilities
                            ----------------------

                                                                 December 31,
                                                      -----------------------------------
                                                         1998                   1997
                                                      ----------              -----------
Assets
 Real property, at cost less
  accumulated depreciation
  of $1,084,004 and
  $2,132,388 at December 31, 1998 and 1997,
  respectively                                        $   7,146,195        $     7,565,996
 Other                                                      153,318                165,813
                                                      -------------        ---------------
                                                          7,299,513              7,731,809

Liabilities                                                  70,400                 81,052
                                                      -------------        ---------------

   Net assets                                         $   7,229,113        $     7,650,757
                                                      =============        ===============

                             Results of Operations
                             ---------------------

                                                          Year ended December 31,
                                         -----------------------------------------------------------
                                             1998                   1997                  1996
                                         ---------------      -----------------      ---------------
Revenue
 Rental income                           $     1,258,609      $       1,205,152      $     1,208,205
 Other                                             2,269                  5,914                3,636
                                         ---------------      -----------------      ---------------
                                               1,260,878              1,211,066            1,211,841
                                         ---------------      -----------------      ---------------

Expenses
  Depreciation and amortization                  460,785                460,785              460,785
  Operating expenses                             183,877                196,910              183,211
                                         ---------------      -----------------      ---------------
                                                 644,662                657,695              643,996
                                         ---------------      -----------------      ---------------

Net income                               $       616,216      $         553,371      $       567,845
                                         ===============      =================      ===============

         Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to our joint ventures) its affiliate on behalf of their various financing arrangements with the joint ventures.

NOTE 4 - INVESTMENT IN PROPERTY
-------------------------------

The following is a summary of the Partnership's investment in property:

                                                                           December 31,
                                                       --------------------------------------------------------
                                                             1998                                  1997
                                                       ------------------                   ------------------
      Land                                             $        2,991,854                   $        2,991,854
      Buildings and improvements                                5,978,755                            5,978,755
      Accumulated depreciation                                 (2,239,389)                          (1,960,425)
      Deferred costs, net                                         352,489                              375,329
      Other net assets (liabilities)                              (59,866)                             (70,587)
                                                       ------------------                   ------------------
         Net carrying value                            $        7,023,843                   $        7,314,926
                                                       ==================                   ==================

         The net carrying value at December 31, 1998 and 1997 is comprised solely of the Brea West property.

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

         The building is being depreciated over 30 years. Tenant improvements are being depreciated over the original lease term. Minimum annual future rent payments are as follows: 1999 - $914,952; 2000 - $893,214; 2001 - $879,750; 2002
- $890,100; 2003 - $912,353 thereafter - $4,829,042.

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

NOTE 5 - INCOME TAXES
---------------------

         The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                                                             Year ended December 31,
                                                         -------------------------------------------------------------
                                                                1998                   1997                  1996
                                                         --------------           -------------          -------------
Net income per financial
 statements                                              $      799,412           $   2,303,492          $   1,058,287

Timing differences:
  Joint venture earnings (losses)                               173,100                 (85,995)               167,259
  Rental revenue                                                      -                  79,451                 24,517
  Expenses                                                        6,814                  11,090                  7,096
  Depreciation                                                   85,597                  79,040                 73,015
  Loss on sale                                                        -              (2,008,862)                     -
                                                         --------------           -------------          -------------

Taxable income                                           $    1,064,923           $     378,216          $   1,330,174
                                                         ==============           =============          =============

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

NOTE 7 - SUBSEQUENT EVENT
-------------------------

         Distributions of cash from operations relating to the quarter ended December 31, 1998 were made on January 28, 1999 in the aggregate amount of $362,963 ($13.00 per limited partnership unit).

                       COPLEY REALTY INCOME PARTNERS 3;
                             A LIMITED PARTNERSHIP
                                 SCHEDULE III

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998

                                                                   Initial Cost to                       Costs Capitalized
                                                                  the Partnership                   Subsequent to Acquisition
-----------                                         ----------    ----------------    -------   ----------   ---------   ---------
                                                                     Buildings &       Other     Carrying    Improve-
Description                        Encumbrance         Land         Improvements       (Net)       Costs       ments       Other
-----------                       -------------     ----------    ----------------    -------   ----------   ---------   ---------
A single-story industrial
building on 7.51 acres in         Note A & B        $2,917,098      $5,974,055      ($ 81,193)    $74,756     $  4,700    $725,056
Brea California.

A single-story industrial
building on 6.7 acres             Note B and C      $1,699,290      $2,115,672       $365,742     $     0     $186,836   ($259,815)
in San Jose, California.

                                                    ----------      ----------       --------     -------     --------    --------
      Total Wholly-Owned                            $4,616,388      $8,089,727       $284,549     $74,756     $191,536    $465,241
                                                    ==========      ==========       ========     =======     ========    ========


58% Interest in Hewson Shasta
Way Joint Venture.  Owner of
an industrial building on 12.13   ----------------------------------------------------------- See Note C -------------------------
acres in Simi Valley, California.


      Total Joint Ventures

                                           Gross amount at which
                                         Carried at Close of Period
                                  ----------   ----------------    -------
                                                  Buildings &                              Accumulated
Description                          Land        Improvements       Other        Total     Depreciation      Sales
-----------                       ----------   ----------------    -------     ----------  ------------    ---------
A single-story industrial
building on 7.51 acres in         $2,991,854       $5,978,755      $643,863   $ 9,614,472   $2,590,629    $        0
Brea California.

A single-story industrial
building on 6.7 acres
in San Jose, California.          $1,699,290       $2,302,508      $105,927   $ 4,107,725   $  118,242   ($3,989,483)

                                  ----------       ----------      --------   -----------   ----------   -----------
      Total Wholly-Owned          $4,691,144       $8,281,263      $749,790   $13,722,197   $2,708,871   ($3,989,483)
                                  ==========       ==========      ========   ===========   ==========   ===========

58% Interest in Hewson Shasta
Way Joint Venture.  Owner of
an industrial building on 12.13   -----------------------------------------   $ 4,819,346          N/A    $        0
acres in Simi Valley, California.

                                                                              -----------                -----------
      Total Joint Ventures                                                    $ 4,819,346                 $        0
                                                                              ===========                ===========

                                           Date of        Date          Date      Depreciable
Description                             Construction    Acquired        Sold          Life
-----------                             ------------    --------        ----      -----------
A single-story industrial
building on 7.51 acres in                   1990        08/30/91                    30 Years
Brea California.

A single-story industrial
building on 6.7 acres
in San Jose, California.                    1976        05/18/89      07/22/97      30 Years



      Total Wholly-Owned


58% Interest in Hewson Shasta
Way Joint Venture.  Owner of
an industrial building on 12.13             1991         9/29/89                  31.5 Years
acres in Simi Valley, California.


      Total Joint Ventures

     Note (A) South Bay/CRIP 3 investment restructured from joint venture to wholly-owned property effective 1/1/96.

                       COPLEY REALTY INCOME PARTNERS 3;
                             A LIMITED PARTNERSHIP

                             SCHEDULE III - NOTE B
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                     DECEMBER 31, 1995, 1996, 1997 & 1998

Reconciliation of Real                                                                 1995
Estate Owned                                           1995              1995        INVESTMENT
                                  BALANCE AT        CAPITALIZED          OTHER       VALUATION     BALANCE
  DESCRIPTION                     AT 12/3/94        IMPROVEMENTS      NET ASSETS     ALLOWANCE   AT 12/31/95
---------------                  ------------       ------------     -----------     ---------   -----------
  Brea West                      $  9,555,442       $          0       ($19,149)     $       0   $ 9,536,293
                                 ------------       ------------     ----------      ---------   -----------
                                 $  9,555,442       $          0       ($19,149)     $       0   $ 9,536,293
                                 ============       ============     ==========      =========   ===========

                                                                                      1996
                                                      1996             1996         INVESTMENT
                                  BALANCE AT        CAPITALIZED        OTHER         VALUATION     BALANCE
                                  AT 12/3/94        IMPROVEMENTS     NET ASSETS      ALLOWANCE   AT 12/31/96
                                 ------------       ------------     -----------     ---------   -----------
  Brea West                      $  9,538,293       $          0       ($26,221)     $       0   $ 9,510,072

South Bay / CRIP 3                  4,180,704 {A}        188,836        (40,904)             0     4,326,635
                                 ------------       ------------     ----------      ---------   -----------
                                 $ 13,716,997       $    188,836       ($67,125)     $       0   $13,836,708
                                 ============       ============     ==========      =========   ===========

[A] Carrying value at conversion (1/1/96)                                              1997
                                                       1997             1997         INVESTMENT
                                  BALANCE AT        CAPITALIZED         OTHER        VALUATION     BALANCE
                                  AT 12/3/96        IMPROVEMENTS      NET ASSETS     ALLOWANCE   AT 12/31/97
                                 ------------       ------------     -----------     ---------   -----------
  Brea West                      $  9,510,072       $          0        $88,768      $       0   $ 9,596,840

South Bay / CRIP 3               $  4,326,636       $          0       (198,509)     $       0     4,130,127
                                 ------------       ------------     ----------      ---------   -----------
                                 $ 13,836,708       $          0      ($109,741)     $       0   $13,726,967
                                 ============       ============     ==========      =========   ===========

                                                                                       1998
                                                        1998            1998         INVESTMENT
                                    BALANCE         CAPITALIZED         OTHER        VALUATION     BALANCE
                                  AT 12/31/97       IMPROVEMENTS      NET ASSETS     ALLOWANCE   AT 12/31/98
                                 ------------       ------------     -----------     ---------   -----------
  Brea West                      $  9,595,840       $          0        $17,632      $       0   $ 9,614,472

South Bay / CRIP 3                          0                  0              0              0             0
                                 ------------       ------------     ----------      ---------   -----------
                                 $  9,595,840       $          0        $17,632      $       0   $ 9,614,472
                                 ============       ============     ==========      =========   ===========

                                                              ACCUMULATED
                                                1995         DEPRECIATION
                           & AMORTIZATION     DEPRECIATION  & AMORTIZATION
                               BALANCE       & AMORTIZATION     BALANCE         1995       BALANCE (NET)
  DESCRIPTION               AT 12/31/94         EXPENSE      AT 12/31/95       SALES       AT 12/31/95
---------------            --------------    -------------  -------------   -----------    ------------
  Brea West                $    1,304,001    $     322,163  $   1,626,164   $         0    $  7,910,129
                           --------------    -------------  -------------   -----------    ------------
South Bay / CRIP 3         $    1,304,001    $     322,163  $   1,626,164   $         0    $  7,910,129
                           ==============    =============  =============   ===========    ============

                                                              ACCUMULATED
                                                1995         DEPRECIATION
                           & AMORTIZATION     DEPRECIATION  & AMORTIZATION
                               BALANCE       & AMORTIZATION     BALANCE         1995       BALANCE (NET)
                            AT 12/31/95         EXPENSE      AT 12/31/95       SALES       AT 12/31/96
                           --------------    -------------  -------------   -----------    ------------
  Brea West                $    1,626,164    $     322,163  $   1,948,327   $         0    $  7,561,745

South Bay / CRIP 3                      0           99,154         99,154             0       4,227,482
                           --------------    -------------  -------------   -----------    ------------
                           $    1,626,164    $     421,317      2,047,481   $         0    $ 11,789,227
                           ==============    =============  =============   ===========    ============

                                                              ACCUMULATED
                                                1995         DEPRECIATION
                             AMORTIZATION     DEPRECIATION  & AMORTIZATION
                               BALANCE       & AMORTIZATION     BALANCE         1995       BALANCE (NET)
                            AT 12/31/96         EXPENSE      AT 12/31/95       SALES       AT 12/31/97
                           --------------    -------------  -------------   -----------    ------------
  Brea West                $    1,948,327    $     333,587  $   2,281,914   $         0    $  7,314,926

South Bay / CRIP 3                 93,154           52,691        151,845    (3,978,282)              0
                           --------------    -------------  -------------   -----------    ------------
                           $    2,047,481    $     385,278  $   2,433,759   ($3,978,282)   $  7,314,926
                           ==============    =============  =============   ===========    ============

                                                              ACCUMULATED
                                                1995         DEPRECIATION
                           & AMORTIZATION     DEPRECIATION  & AMORTIZATION
                               BALANCE       & AMORTIZATION     BALANCE         1995       BALANCE (NET)
                            AT 12/31/97         EXPENSE      AT 12/31/95       SALES       AT 12/31/98
                           --------------    -------------  -------------   -----------    ------------
  Brea West                $    2,281,914    $     308,715  $   2,590,629   $         0     $ 7,023,843

South Bay / CRIP 3                      0                0              0             0               0
                           --------------    -------------  -------------   -----------    ------------
                           $    2,281,914    $     308,715  $   2,590,629   $         0    $  7,023,843
                           ==============    =============  =============   ===========    ============

                       COPLEY REALTY INCOME PARTNERS 3;
                             A LIMITED PARTNERSHIP

                             SCHEDULE III - NOTE C
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                     DECEMBER 31, 1995, 1996, 1997 & 1998

                                                                                              1995                       1995
                                       PERCENT OF                   BALANCE             CASH INVESTMENT               EQUITY IN
      DESCRIPTION                      OWNERSHIP                  AT 12/31/94          IN JOINT VENTURE             INCOME (LOSS)
      -----------                      --------                   -----------          ----------------             -------------
  South Bay / CRIP 3                     71.07%                    $4,173,588                 $68,687                   $315,789

 Shasta Way Associates                    34.8%                     6,120,287                       0                    312,772
                                                                  -----------                 -------                   --------
                                                                  $10,293,875                 $68,687                   $628,561
                                                                  ===========                 =======                   ========


                                                                                             1996                        1996
                                       PERCENT OF                   BALANCE             CASH INVESTMENT               EQUITY IN
                                        OWNERSHIP                  AT 12/31/95          IN JOINT VENTURE             INCOME (LOSS)
                                        ---------                  -----------          ----------------             -------------
  South Bay / CRIP 3                      100%                     $ 4,180,704                     $0                   $      0

 Shasta Way Associates                     58%                       5,860,464                      0                    328,348
                                                                   -----------           ------------                   --------
                                                                   $10,041,168                     $0                   $328,348
                                                                   ===========           ============                   ========


                                                                                             1997                        1997
                                       PERCENT OF                   BALANCE             CASH INVESTMENT               EQUITY IN
                                       OWNERSHIP                  AT 12/31/96          IN JOINT VENTURE             INCOME (LOSS)
                                       ---------                  -----------          ----------------             -------------
 Shasta Way Associates                    58%                      $5,531,652                      $0                   $319,953

                                                                   ----------           -------------                   --------
                                                                   $5,531,652                      $0                   $319,953
                                                                   ==========           =============                   ========


                                                                                               1998                        1998
                                         PERCENT OF                   BALANCE             CASH INVESTMENT               EQUITY IN
                                         OWNERSHIP                  AT 12/31/97          IN JOINT VENTURE             INCOME (LOSS
                                         ---------                  -----------          ----------------             ------------
 Shasta Way Associates                      58%                      $5,071,717                      $0                   $356,404

                                                                     ----------             -----------                   --------
                                                                     $5,071,717                      $0                   $356,404
                                                                     ==========             ===========                   ========

                                          1995                1995 CASH               1995              CONVERSION
                                     AMORTIZATION OF         DISTRIBUTIONS         INVESTMENT               TO
                                     ACQUISITION                FROM               VALUATION           WHOLLY-OWNED
      DESCRIPTION                        FEES              JOINT VENTURE           ALLOWANCE             PROPERTY
      -----------                        ----              -------------           ---------             --------
  South Bay / CRIP 3                     ($3,360)             ($374,000)                  $0                   $0

 Shasta Way Associates                    (7,096)              (565,499)                   0                    0
                                        --------              ---------            ---------            ---------
                                        ($10,456)             ($939,499)                  $0                   $0
                                        ========              ==========           =========            =========

                                                                                                          1996
                                         1996                1996 CASH               1996              CONVERSION
                                   AMORTIZATION OF         DISTRIBUTIONS          INVESTMENT               TO
                                     ACQUISITION                FROM              VALUATION           WHOLLY-OWNED
                                         FEES              JOINT VENTURE          ALLOWANCE             PROPERTY
                                         ----              -------------           ---------             --------
  South Bay / CRIP 3                          $0                     $0                   $0          ($4,180,704)[A]

 Shasta Way Associates                    (7,096)              (650,064)                   0                    0
                                         -------              ---------           ----------          -----------
                                         ($7,096)             ($650,064)                  $0          ($4,180,704)
                                         =======              =========           ==========          ============


                                         1997                1997 CASH               1997              CONVERSION
                                   AMORTIZATION OF         DISTRIBUTIONS          INVESTMENT               TO
                                     ACQUISITION                FROM              VALUATION           WHOLLY-OWNED
                                         FEES              JOINT VENTURE          ALLOWANCE             PROPERTY
                                         ----              -------------           ---------             --------
 Shasta Way Associates                   ($7,096)             ($772,792)                  $0                   $0

                                         -------              ---------          -----------          -----------
                                         ($7,096)             ($772,792)                  $0                   $0
                                         =======              =========          ===========          ===========


                                           1997                1997 CASH               1997              CONVERSION
                                     AMORTIZATION OF         DISTRIBUTIONS          INVESTMENT               TO
                                       ACQUISITION                FROM              VALUATION           WHOLLY-OWNED
                                           FEES              JOINT VENTURE          ALLOWANCE             PROPERTY
                                           ----              -------------          ---------             --------
 Shasta Way Associates                     ($6,816)             ($601,959)                  $0                   $0

                                           -------              ---------           ----------                   --
                                           ($6,816)             ($601,959)                  $0                   $0
                                           =======              =========           ==========                   ==

                                                    BALANCE
      DESCRIPTION                                 AT 12/31/95
  South Bay / CRIP 3                               $4,180,704

 Shasta Way Associates                              5,860,464
                                                  -----------
                                                  $10,041,168
                                                  ===========


                                                    BALANCE
                                                  AT 12/31/96
                                                  -----------
  South Bay / CRIP 3                                       $0

 Shasta Way Associates                              5,531,652
                                                   ----------
                                                   $5,531,652
                                                   ==========




                                                      1997         BALANCE
                                                     SALES       AT 12/31/97
                                                     -----       -----------
 Shasta Way Associates                                     $0     $5,071,717

                                                    ---------     ----------
                                                           $0     $5,071,717
                                                    =========     ==========


                                                        1997        BALANCE
                                                       SALES      AT 12/31/98
                                                       -----      -----------
 Shasta Way Associates                                     $0     $4,819,346

                                                    ---------     ----------
                                                           $0     $4,819,346
                                                    =========     ==========

                             FINANCIAL STATEMENTS
                                  INDEX NO. 2

                   AUDITOR'S REPORT AND FINANCIAL STATEMENTS

                           OF SHASTA WAY ASSOCIATES



Report of Independent Auditors from PricewaterhouseCoopers LLP

Balance Sheets - December 31, 1998 and 1997

Statements of Operations - For the Years ended December 31, 1998, 1997 and 1996

Statements of Partners' Capital - For the Years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows - For the Years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

SHASTA WAY ASSOCIATES
(A California General Partnership)
DECEMBER 31, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS


March 9, 1999

To the Partners
Shasta Way Associates

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Shasta Way Associates (a California general partnership) (the "Partnership") at December 31, 1998, and the results of its operations and its cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The Partnership's financial statements for the years ended December 31, 1997 and 1996 were audited by other independent accountants whose report dated January 20, 1998 expressed an unqualified opinion on those statements.


PricewaterhouseCoopers LLP
Boston, MA

SHASTA WAY ASSOCIATES
(A California General Partnership)
December 31, 1998
BALANCE SHEET
--------------------------------------------------------------------------------

                                                                       December 31,
                                                               1998                   1997
                                                          -----------------------------------
ASSETS
      Cash                                                $    150,180          $       8,718
      Tenant Receivables                                             -                116,212
      Rental Property
              Land                                           2,977,867              2,977,867
              Buildings                                      6,807,151              6,803,913
              Accumulated depreciation                      (2,575,455)            (2,146,952)
                                                          ------------          -------------
                                                             7,209,563              7,634,828
      Other Assets - net of accumulated
        amortization of $ 216,646 and $181,717
        at December 31, 1998 and 1997.                           5,953                 40,883

                                                          $  7,365,696          $   7,800,641
                                                          ============          =============

LIABILITIES AND PARTNERS' CAPITAL
      Security deposits                                   $     62,400          $      62,400
      Accounts payable and accrued expenses                      8,000                 18,652
      Due to partners
              CRIP 3                                         2,104,381              1,802,692
              CRIP 4                                         1,523,709              1,305,250
      Partners' capital                                      3,667,206              4,611,647
                                                          ------------          -------------

                                                          $  7,365,696          $   7,800,641
                                                          ============          =============

SHASTA WAY ASSOCIATES
(A California General Partnership)
For the period ended December 31, 1998
STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                                          Year ended December 31,
                                                         1998                     1997                     1996
                                                   ---------------------------------------------------------------------
REVENUE
        Rental income                                  $   1,092,432            $   1,045,432            $    1,045,432
        Tenant reimbursments
        Interest and other income                            166,176                  159,720                   162,773
                                                               2,269                    5,914                     3,636
                                                   ------------------      -------------------      --------------------

                                                           1,260,877                1,211,066                 1,211,841
                                                   ------------------      -------------------      --------------------

EXPENSES
        Rental operating expenses                            172,796                  184,831                   160,800
        General and administrative                            11,081                   12,079                    22,411
        Depreciation and amortization                        463,433                  463,433                   463,433
        Guaranteed payments
            CRIP 3                                           903,648                  881,430                   868,326
            CRIP 4                                           654,360                  638,272                   628,733
                                                   ------------------      -------------------      --------------------
                                                           2,205,318                2,180,045                 2,143,703

NET LOSS                                           $        (944,441)           $    (968,979)           $     (931,862)
                                                   ==================      ===================      ====================

SHASTA WAY ASSOCIATES
(A California General Partnership)
For the period ended December 31, 1998
STATEMENT OF PARTNERS' CAPITAL
--------------------------------------------------------------------------------

                                              Hewson Shasta       Copley Realty        Copley Realty
                                                Way L.P.        Income Partners 3    Income Partners 4         Total
                                        --------------------------------------------------------------------------------
Partners' capital - (deficit)
      December 31, 1995                        $  (604,984)       $   4,128,133       $   2,989,339        $  6,512,488
Transfer of interest                               604,984             (350,891)           (254,093)                  -
Net loss - 1996                                         -             (540,480)           (391,382)           (931,862)
                                        --------------------------------------------------------------------------------
Partners' capital
      December 31, 1996                                  -            3,236,762           2,343,864           5,580,626
Net loss - 1997                                          -             (562,008)           (406,971)           (968,979)
                                        --------------------------------------------------------------------------------
Partners' capital
      December 31, 1997                                  -            2,674,754           1,936,893           4,611,647
Net loss - 1998                                         -             (547,776)           (396,665)           (944,441)
                                        --------------------------------------------------------------------------------
Partners' capital
      December 31, 1998                        $         -        $   2,126,978       $   1,540,228        $  3,667,206
                                        ================================================================================

SHASTA WAY ASSOCIATES
(A California General Partnership)
For the period ended December 31, 1998
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                   Year ended December 31,
                                                                           1998             1997             1996
                                                                      --------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                              $ (944,441)       $ (968,979)     $ (931,862)
         Adjustments to reconcile net loss to net cash
         provided by operating activities
            Depreciation and amortization                                     463,433           463,433         463,433
            Decrease in tenant receivable                                     116,212           154,082         151,238
            (Decrease) / Increase in accounts payable and
              accrued expenses                                                (10,652)            6,467           4,014
            Increase in due to partners                                       520,148           187,302         376,259
                                                                      --------------------------------------------------
         Total adjustments                                                  1,089,141           811,284         994,944

         Net cash (used in) provided by operating activities                  144,700          (157,695)         63,082
                                                                      --------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to rental property                                              (3,238)                -               -
                                                                      --------------------------------------------------

Net (decrease) increase in cash                                               141,462          (157,695)         63,082
Cash beginning of year                                                          8,718           166,413         103,331
                                                                      --------------------------------------------------
Cash at year end                                                           $  150,180        $    8,718      $  166,413
                                                                      ==================================================

SHASTA WAY ASSOCIATES
(A California General Partnership
NOTES TO THE FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.   ORGANIZATION AND OTHER MATTERS

Shasta Way Associates (a California general partnership), formerly Hewson Shasta Way Associates (the "Partnership"), was formed September 29, 1989 as a California general partnership for the purpose of developing and operating a commercial industrial property in Simi Valley, California. The percentage ownership interests through December 31, 1995 were as follows:

          Hewson Shasta Way L.P., a California limited
            partnership (Hewson)                             40.0%
          Copley Realty Income Partners 3 (CRIP 3)           34.8%
          Copley Realty Income Partners 4 (CRIP 4)           25.2%

CRIP 3 and CRIP 4 were committed to contribute an aggregate of approximately $13,125,000 to the Partnership; subsequently, the Partnership Agreement provides for pro rata contributions by all partners. CRIP 3 and CRIP 4 contributed $7,111,757 and $5,149,893, respectively, through December 31, 1998.

CRIP 3 and CRIP 4 are entitled to preferential cash payments to the extent of a stipulated return on their invested capital (Note 4). Prior to 1992, for financial reporting purposes, income and losses were allocated to the partners in accordance with their respective ownership interests, based on the long-term substance of the business enterprise and the requirement for all partners for fund capital, as described above. For the years ended December 31, 1992 through December 31, 1995, net income (loss) was allocated entirely to CRIP 3 and CRIP 4.

On January 1, 1996, the partners executed an Amended and Restated Statement of Partnership Agreement whereby Hewson transferred all of its rights, title and interest in and to the Partnership to CRIP 3 and CRIP 4. The percentage ownership interests are as follows:

          Copley Realty Income Partners 3 (CRIP 3)           58.0%
          Copley Realty Income Partners 4 (CRIP 4)           42.0%

Beginning January 1, 1996, income and losses are allocated to CRIP 3 and CRIP 4 in accordance with the ownership interests.


2.   SIGNIFICANT ACCOUNTING POLICES

RENTAL PROPERTY

Rental property includes land and buildings and improvements, which are stated at cost less accumulated depreciation. The Partnership considers the property to be impaired when it determines the carrying value of the investment is not recoverable through expected undiscounted cash flows from operations and disposition of the property. An impairment loss, if any, would be based on the excess of the investment's carrying value over its estimated fair market value. The Partnership does not consider the property impaired at December 31, 1998 or 1997

INCOME RECOGNITION

The Partnership's rental property is leased to a tenant as an operating lease. The lease includes a provision whereby the tenant is not responsible for rental payments for specified occupancy periods. Rental income is recognized over the lease term on a straight-line basis. Included in tenant receivables are $0 and $98,760 of deferred rent receivable for December 31, 1998 and 1997, respectively.

SHASTA WAY ASSOCIATES
(A California General Partnership
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Included in other assets are leasing commissions, which are amortized over the related tenant's lease.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   RENTAL PROPERTY

At December 31, 1989 the rental property under development consisted of approximately 12 acres of land with two buildings. During 1990 the buildings were demolished and construction of a 235,080 square-foot industrial building commenced. Construction was completed in June 1991.

The Partnership's property is being leased to a tenant under an operating lease which expires in December 1998. However, in February 1999, the tenant exercised an option to renew the lease until December, 2003. The lease provides for the tenant to reimburse the Partnership for operating expenses.

The aggregate minimum rents due to the ventures under a non-cancelable lease are: 1999- $1,297,641; 2000 - $1,297,641; 2001 -$1,310,618; 2002 - $1,323,594;
2003 - $1,323,594.

3.   RELATED PARTY TRANSACTIONS

The Partnership agreement provides that CRIP 3 and CRIP 4 will be paid guaranteed payments of 10% per annum on invested capital (as defined). The cumulative unpaid guaranteed payments are included in due to partners in the accompanying balance sheets.

Included in rental operating expenses are $39,032, $40,339, and $40,783 of management fees paid to Hewson Properties, Inc. in 1998, 1997, and 1996, respectively. These fees are paid at a rate of 3% of gross rental income received.

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

10E                        General Partnership Agreement of Hewson Shasta Way                                 *
                           Associates  dated as of  September  29, 1989  between
                           Hewson/Shasta Way L.P., Copley Realty Income Partners
                           3; A Limited  Partnership  and Copley  Realty  Income
                           Partners 4; A Limited Partnership.

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

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NUMBER                                                                                           PAGE NUMBER
--------------                                                                                           -----------
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

27.                        Financial Data Schedule

--------------------------------------------------------
*  Previously filed and incorporated herein by reference

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

                                          COPLEY REALTY INCOME PARTNERS 3;
                                          A LIMITED PARTNERSHIP



Date:    March 25, 1999                   By:   /s/ J. Christopher Meyer, III
                                                -----------------------------
                                                    J. Christopher Meyer, III
                                                    President of the
                                                    Managing General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                                    TITLE                                       DATE
         ---------                                    -----                                       ----
                                                  President, Chief
                                                  Executive Officer and
 /s/     J. Christopher Meyer, III                Director                                     March 25, 1999
---------------------------------------
         J. Christopher Meyer, III

                                                  Vice President and
 /s/     Pamela J. Herbst                         Director                                     March 25, 1999
---------------------------------------
         Pamela J. Herbst

                                                  Vice President and
 /s/     J. Grant Monahon                         Director                                     March 25, 1999
---------------------------------------
         J. Grant Monahon


 /s/     James J. Finnegan                        Vice President                               March 25, 1999
---------------------------------------
         James J. Finnegan


                                                  Treasurer and Principal
 /s/     Karin J. Lagerlund                       Financial and Accounting
---------------------------------------
         Karin J. Lagerlund                       Officer                                      March 25, 1999