Form 10-Q
period 1999-03-31
COPLEY REALTY INCOME PARTNERS 3
filed 1999-05-13
CIK 829906

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 ---------------------------------------------
       For Quarter Ended March 31, 1999  Commission File Number 0-17809


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


                       FOR QUARTER ENDED MARCH 31, 1999


                                    PART I

                             FINANCIAL INFORMATION

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

BALANCE SHEETS

                                     March 31, 1999   December 31, 1998
                                       (Unaudited)        (Audited)
                                     ---------------  ------------------
Assets

Real estate investments:
  Joint venture                         $ 4,887,063   $ 4,819,346
  Property, net                           7,020,623     7,023,843
                                        -----------   -----------
                                         11,907,686    11,843,189

Cash and cash equivalents                 1,963,599     2,163,411
                                        -----------   -----------

                                        $13,871,285   $14,006,600
                                        ===========   ===========

Liabilities and Partners' Capital

Accounts payable                        $    36,015   $    52,798
Accrued management fee                       27,613        35,897
Deferred disposition fee                     29,250        29,250
                                        -----------   -----------
  Total liabilities                          92,878       117,945
                                        -----------   -----------

Partners' capital (deficit):

  Limited partners ($800 per
     unit; 100,000 units authorized,
     27,641 units issued and
     outstanding)                        13,827,675    13,936,821
  General partners                          (49,268)      (48,166)
                                        -----------   -----------
Total partners' capital (deficit)        13,778,407    13,888,655
                                        -----------   -----------

                                        $13,871,285   $14,006,600
                                        ===========   ===========

           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS (Unaudited)

                                              Quarter Ended March 31,
                                           ---------------------------
                                               1999            1998
                                           ------------     ----------
Investment Activity

Property rentals                            $  265,674       $ 246,785
Property operating expenses                     (7,035)        (25,041)
Depreciation and amortization                  (78,492)        (78,953)
                                           -----------      ----------
                                               180,147         142,791

Joint venture earnings                          96,921          85,096
                                           -----------      ----------
 Total real estate operations                  277,068         227,887

Interest on cash equivalents
 and short-term investments                     22,154          28,110
                                           -----------      ----------

 Total investment activity                     299,222         255,997
                                           -----------      ----------

Portfolio Expenses

Management fee                                  27,614          35,897
General and administrative                      18,894          25,312
                                           -----------      ----------
                                                46,508          61,209
                                           -----------      ----------

Net Income                                  $  252,714       $ 194,788
                                           ===========      ==========

Net income per limited partnership
 unit                                       $     9.05       $    6.98
                                           ===========      ==========

Cash distributions per limited
 partnership unit                           $    13.00       $   14.00
                                           ===========      ==========

Number of limited partnership units
 outstanding during the period                  27,641          27,641
                                           ===========      ==========

                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                                    Quarter Ended March 31,
                                 1999                      1998
                        -----------------------   -----------------------
                         General      Limited      General      Limited
                        Partners     Partners     Partners     Partners
                        ---------   -----------   ---------   -----------
Balance at beginning
   of period             $(48,166)  $13,936,821    $(41,362)  $14,610,376

Cash distributions         (3,629)     (359,333)     (3,909)     (386,974)

Net income                  2,527       250,187       1,948       192,840
                         --------   -----------   ---------   -----------

Balance at end of
period                   $(49,268)  $13,827,675    $(43,323)  $14,416,242
                         ========   ===========   =========   ===========

           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              Three Months Ended March 31,
                                             ------------------------------
                                                  1999            1998
                                             --------------   ------------
Net cash provided by operating activities     $    163,150     $   284,420
                                             -------------    ------------

Cash flows from investing activities:

  Decrease in short-term
     investments, net                                    -         196,364
                                             -------------    ------------
     Net cash provided by
       investing activities                              -         196,364
                                             -------------    ------------

Cash flows from financing activity:
  Distributions to partners                       (362,962)       (390,883)
                                             -------------    ------------

Net increase (decrease) in
  cash and cash equivalents                       (199,812)         89,901

Cash and cash equivalents:
  Beginning of period                            2,163,411       2,101,633
                                             -------------    ------------

  End of period                               $  1,963,599     $ 2,191,534
                                             =============    ============

           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)


   In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1999 and December 31, 1998 and the results of its operations, its cash flows and partners' capital (deficit) for the three months ended March 31, 1999 and 1998. These adjustments are of a normal recurring nature.

   See notes to financial statements included in the Partnership's 1998 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

   Copley Realty Income Partners 3; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. The Partnership commenced operations in October 1988, and acquired the two real estate investments it currently owns prior to the end of 1989. The Partnership intended to dispose of its investments within nine years of their acquisition, and then liquidate; however, the managing general partner has extended the investment period into 1999, having determined it to be in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management advisory services.

NOTE 2 - PROPERTY
-----------------

   The following is a summary of the Partnership's investment in the Brea West property:

                                 March 31, 1999   December 31, 1998
                                 ---------------  ------------------
Land                              $   2,991,854    $      2,991,854
Building and improvements             5,978,755           5,978,755
Accumulated depreciation             (2,309,130)         (2,239,389)
Deferred costs, net                     345,372             352,489
Other ne assets (liabilities)            13,772             (59,866)
                                 --------------   -----------------
Net carrying value                $   7,020,623    $      7,023,843
                                 ==============   =================

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

NOTE 3 - REAL ESTATE JOINT VENTURES
-----------------------------------

  The following summarized financial information is presented aggregate for the Shasta Way joint venture:

                                         Assets and Liabilities
                                         ----------------------
                                   March 31, 1999  December 31, 1998
                                   --------------  -----------------
Assets
 Real property, at cost less
  accumulated depreciation of
  $1,125,823 and $1,084,004          $7,104,376         $7,146,195
 Other                                  125,502            153,318
                                     ----------         ----------
                                      7,229,878          7,299,513

Liabilities                              88,813             70,400
                                     ----------         ----------
Net assets                           $7,141,065         $7,229,113
                                     ==========         ==========

                                       Results of Operations
                                       ---------------------

                                     Three Months Ended March 31,
                                       1999                1998
                                      ------              ------
Revenue
  Rental income                      $   341,626        $  301,755
  Other                                      978                 -
                                     -----------        ----------
                                         342,604           301,755
                                     -----------        ----------

Expenses
  Depreciation and amortization          115,195           115,196
  Operating expenses                      59,871            39,410
                                     -----------        ----------
                                         175,066           154,606
                                     -----------        ----------

Net income                           $   167,538        $  147,149
                                     ===========        ==========

  Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARNTERSHIP

NOTE 4 - SUBSEQUENT EVENT
-------------------------

  Distributions of cash from operations relating to the quarter ended March 31, 1999 were made on April 29, 1999 in the amount of $279,202 ($10.00 per limited partnership unit).

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

  At March 31, 1999, the Partnership had $1,963,599 in cash and cash equivalents, of which $279,202 was used for cash distributions to partners on April 29, 1999; the remainder is being retained for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and invested cash and cash equivalents. Based on the adjusted capital contribution of $800 per unit, distributions of cash from operations relating to the first quarter of 1999 were made at the annualized rate of 5.0% while distributions of cash from operations relating to the first quarter of 1998 were made at the annualized rate of 6.5%. The distribution rate was lower in 1999 primarily due to a lease commission paid out in January, 1999, at Shasta Way.

  The carrying value of real estate investments in the financial statements at March 31, 1999 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated costs of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1999, the aggregate appraised value of the Partnership's investments was approximately $4,100,000 greater than their aggregate carrying value. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed the Advisor and the independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

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

  The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance objectives by June 30, 1999. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borne by AEW Capital Management and the property managers.

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

  Operating Factors

  The Brea West and the Shasta Way properties are both 100% leased to single tenants. A new 11-year lease was signed with the tenant at Brea West which commenced on September 1, 1997 at a rental rate which was slightly lower than the previous rate. The initial lease term at Shasta Way expired on December 31, 1998. In February 1998, the tenant exercised its renewal option for a 5-year term which commenced on January 1, 1999.

  Investment Results

  For the three-month periods ended March 31, 1999 and 1998, real estate operating results were $277,068 and $227,887, respectively. The increase between the two periods stems primarily from an increase to the rental rate at Shasta Way as well as a 1998 real estate tax abatement at Brea West affecting the 1999 operating statement.

  Cash flow from operations decreased by approximately $121,000 between the three-month periods ended March 31, 1999 and 1998. The difference is attributable to the lease commission paid out at Shasta Way in January, 1999.

  Interest earned on cash equivalents and short-term investments decreased approximately $6,000 between the three month periods of 1999 and 1998. This was due to lower balances held at the fund level.

  Portfolio Expenses

  General and administrative expenses primarily consist of real estate appraisal, legal, printing, accounting and servicing agent fees. These expenses decreased approximately $6,000 between the three month periods of 1998 and 1999, primarily due to a decrease in accounting fees and appraisal fees.

  The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees decreased by $8,000 between the comparable three month periods of 1999 and 1998 due to the decrease in distributable cash flow relating to the aforementioned lease commission paid out at Shasta Way.

                       COPLEY REALTY INCOME PARTNERS 3;

                             A LIMITED PARTNERSHIP

                                   FORM 10-Q

                       FOR QUARTER ENDED MARCH 31, 1999

                                    PART II

                               OTHER INFORMATION



Items 1-5  Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           a.  Exhibits:   (27) Financial Data Schedule

           b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended March 31, 1999.

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



                             COPLEY REALTY INCOME PARTNERS 3; A LIMITED
                             PARTNERSHIP
                             (Registrant)


May 13, 1999
                              /s/ J. Christopher Meyer, III
                              -------------------------------
                                J. Christopher Meyer, III
                                President, Chief Executive Officer and
                                Director of Managing General Partner,
                                Third Income Corp.



May 13, 1999
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                Karin J. Lagerlund
                                Treasurer and Principal Financial and
                                Accounting Officer of Managing General
                                Partner, Third Income Corp.