Form 10-Q
period 1999-06-30
COPLEY REALTY INCOME PARTNERS 3
filed 1999-08-13
CIK 829906

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 ---------------------------------------------
    For Quarter Ended June 30, 1999      Commission File Number 0-17809


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


                        FOR QUARTER ENDED JUNE 30, 1999


                                    PART I

                             FINANCIAL INFORMATION

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

BALANCE SHEETS
                                        June 30, 1999   December 31, 1998
                                         (Unaudited)        (Audited)
                                        -------------   -----------------
Assets

Real estate investments:
  Joint venture                         $   4,805,466        $  4,819,346
  Property, net                                     -           7,023,843
                                        -------------        ------------
                                            4,805,466          11,843,189

Cash and cash equivalents                  10,421,528           2,163,411
                                        -------------        ------------

                                        $  15,226,994        $ 14,006,600
                                        =============        ============


Liabilities and Partners' Capital

Accounts payable                        $      33,171        $     52,798
Accrued management fee                         27,614              35,897
Deferred disposition fee                      285,150              29,250
                                        -------------        ------------
  Total liabilities                           345,935             117,945
                                        -------------        ------------

Partners' capital (deficit):

  Limited partners ($800 per
     unit; 100,000 units
     authorized, 27,641 units issued
     and outstanding)                      14,919,300          13,936,821
  General partners                            (38,241)            (48,166)
                                        -------------        ------------
Total partners' capital                    14,881,059          13,888,655
                                        -------------        ------------

                                        $  15,226,994        $ 14,006,600
                                        =============        ============



          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS (Unaudited)


                                       Three Months Ended       Six Months Ended     Three Months Ended    Six Months Ended
                                          June 30, 1999          June 30, 1999          June 30, 1998       June 30, 1998
                                          -------------          -------------          -------------       -------------
INVESTMENT ACTIVITY

Property rentals                          $     213,792          $     479,466          $     246,764       $     493,549
Property operating expenses                     (49,355)               (56,390)               (27,432)            (52,473)
Depreciation and amortization                    (1,634)               (80,126)               (78,952)           (157,905)
                                          -------------          -------------          -------------       -------------
                                                162,803                342,950                140,380             283,171

Joint venture earnings                          128,131                225,052                 98,124             183,220
                                          -------------          -------------          -------------       -------------

  Total real estate operations                  290,934                568,002                238,504             466,391

Gain on sale of property                      1,118,340              1,118,340                      -                   -
                                          -------------          -------------          -------------       -------------
  Total real estate activity                  1,409,274              1,686,342                238,504             466,391


Interest on cash equivalents
  and short term investments                     22,718                 44,872                 27,705              55,815
                                          -------------          -------------          -------------       -------------
     Total investment activity                1,431,992              1,731,214                266,209             522,206
                                          -------------          -------------          -------------       -------------
PORTFOLIO EXPENSES

Management fee                                   27,614                 55,227                 35,898              71,795
General and administrative                       22,524                 41,419                 21,617              46,929
                                          -------------          --------------         -------------       -------------
                                                 50,138                 96,646                 57,515             118,724
                                          -------------          --------------         -------------       -------------
Net Income                                $   1,381,854          $   1,634,568          $     208,694       $     403,482
                                          =============          ==============         =============       =============

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP


Net income per
  limited partnership unit               $ 49.49  $ 58.54  $  7.47  $ 14.45
                                         =======  =======  =======  =======

Cash distributions per
  limited partnership unit               $ 10.00  $ 23.00  $ 13.00  $ 27.00
                                         =======  =======  =======  =======

Number of limited partnership
  units outstanding during the period     27,641   27,641   27,641   27,641
                                         =======  =======  =======  =======

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                     Three Months Ended            Six Months Ended           Three Months Ended           Six Months Ended
                       June 30, 1999                 June 30, 1999               June 30, 1998               June 30, 1998
                     ------------------           ------------------          ------------------           ----------------

                   General     Limited           General     Limited          General     Limited         General   Limited
                   Partners    Partners          Partners    Partners         Partners    Partners        Partners  Partners
                   --------    --------          --------    --------         --------    --------        --------  --------
Balance at
beginning of
period             $(49,268)   $13,827,675       $(48,166)   $13,936,821      $(43,323)   $14,416,242     $(41,362)  $14,610,376

Cash
distributions        (2,792)      (276,410)        (6,421)      (635,743)       (3,629)      (359,333)      (7,538)     (746,307)

Net income           13,819      1,368,035         16,346      1,618,222         2,087        206,607        4,035       399,447
                   --------    -----------       --------    -----------      --------    -----------     --------   -----------
Balance at
end of period      $(38,241)   $14,919,300       $(38,241)   $14,919,300      $(44,865)   $14,263,516     $(44,865)  $14,263,516
                   ========    ===========       ========    ===========      ========    ===========     ========   ===========

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              Six Months Ended June 30,
                                             ---------------------------
                                                 1999           1998
                                             -------------  ------------

Net cash provided by operating activities     $   519,190    $  665,183
                                              -----------    ----------

Cash flows from investing activity:
  Net proceeds from sale of property            8,125,191             -
  Disposition fee accrued for Brea sale           255,900             -
     Decrease in short-term
     investments, net                                   -       196,364
                                              -----------    ----------

Net cash provided by investing activities       8,381,091       196,364
                                              -----------    ----------

Cash flows from financing activity:
  Distributions to partners                      (642,164)     (753,845)
                                              -----------    ----------

Net increase in cash
  and cash equivalents                          8,258,117       107,702

Cash and cash equivalents:
  Beginning of period                           2,163,411     2,101,633
                                              -----------    ----------

  End of period                               $10,421,528    $2,209,335
                                              ===========    ==========

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)


     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1999 and December 31, 1998 and the results of its operations, its cash flows and partners' capital (deficit) for the three and six month periods ended June 30, 1999 and 1998. These adjustments are of a normal recurring nature.

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


NOTE 2 - PROPERTY
-----------------

     On June 25, 1999, the Brea West building was sold for a gross sale price of $8,530,000. The buyer had been employed by the Partnership as the property manager for this property at the time of the sale. The partnership received net proceeds of $8,381,091 after closing costs, and recognized a gain of $1,118,340 ($40.05 per limited partnership unit) on the sale. On July 29, 1999 the Partnership made a capital distribution of $8,126,454 ($294.00 per limited partnership unit) from the proceeds of the sale. At the time of sale, a disposition fee of $255,900 was accrued but not paid to the Advisor.

                             June 30, 1999    December 31, 1998
                             -------------    -----------------
Land                         $           -    $       2,991,854
Building and improvements                -            5,978,755
Accumulated depreciation                 -           (2,239,389)
Deferred costs, net                      -              352,489
Other net liabilities                    -              (59,866)
                             -------------    -----------------
Net carrying value           $           -    $       7,023,843
                             =============    =================

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

NOTE 3 - REAL ESTATE JOINT VENTURES
-----------------------------------

     The following summarized financial information is presented in the aggregate for the Shasta Way joint venture:

                                       Assets and Liabilities
                                       ----------------------

                                  June 30, 1999  December 31, 1998
                                  -------------  -----------------
Assets
 Real property, at cost less
  accumulated depreciation of
  $1,167,642 and $1,084,00
  respectively                       $7,062,557     $7,146,195
 Other                                  165,868        153,318
                                     ----------     ----------
                                      7,228,425      7,299,513

Liabilities                              60,899         70,400
                                     ----------     ----------
Net assets                           $7,167,526     $7,229,113
                                     ==========     ==========


                                       Results of Operations
                                       ---------------------

                                     Six Months Ended June 30,
                                        1999           1998
                                     ----------     ----------
Revenue
 Rental income                       $  722,483     $  630,823
 Other income                             2,110              -
                                     ----------     ----------
                                        724,593        630,823
                                     ----------     ----------

Expenses
 Operating expenses                     105,318         83,670
 Depreciation and amortization          230,390        230,392
                                     ----------     ----------
                                        335,708        314,062
                                     ----------     ----------

Net income                           $  388,885     $  316,761
                                     ==========     ==========


  Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture. In mid July, 1999, a Purchase and Sale Agreement was executed by the joint venture to sell the Shasta Way investment. Although there can be no assurance that this sale will occur, it is expected to be concluded during the third quarter of 1999.

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended June 30, 1999 were made on July 29, 1999 in the aggregate amount of $279,202 ($10.00 per limited partnership unit).

     Additionally, on July 29, 1999, the partnership made a capital distribution of $8,126,454 ($294.00 per limited partnership unit) from the net sale proceeds of Brea West.

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

     On July 24, 1997, the Partnership made a capital distribution of $5,528,200 ($200 per limited partnership unit) from the sale of the South Bay property. This distribution reduced the adjusted capital contribution to $800 per unit.

     At June 30, 1999, the Partnership had $10,421,528 in cash and cash equivalents, of which $279,202 was used for cash distributions to partners on July 29, 1999. In addition, $8,126,454 was used for a capital distribution to limited partners due to the sale of Brea West. The remainder is being retained primarily as a reserve in the event of any claims for breach of representations or warranties in connection with the sale of Brea West on June 25, 1999, and for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and invested cash and cash equivalents. Based on the adjusted capital contribution of $800 per unit, distributions of cash from operations relating to the first two quarters of 1999 were made at the annualized rate of 5.0% while distributions of cash from operations relating to the first two quarters of 1998 were made at the annualized rate of 6.5%. The decrease in the 1999 distribution rate is due to lower projected cash flow from the Brea West investment which was sold on June 25, 1999, and Shasta Way as a result of an anticipated 1999 sale.

     The carrying value of real estate investments in the financial statements at June 30, 1999 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated costs of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1999, the aggregate appraised value of the Partnership's remaining investment was approximately $2,600,000 greater than its aggregate carrying value. The current appraised value of the real estate investment has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

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

     . AEW Capital Management concluded the internal testing, remediation/repair and certifications of its Plan in June 1999.

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

     The Partnership is developing a contingency plan in the event of a particular provider or system not being Year 2000 compliant. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borne by AEW Capital Management and the property managers.

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

Results of Operations
---------------------

    Operating Factors

    As previously discussed, Brea West was sold on June 25, 1999. At the time of the sale, the property was 100% leased by a single tenant.

    Shasta Way is 100% occupied by a single tenant under a lease that expires on December 31, 2003.

    Investment Results

    Real estate operations were $290,934 and $568,002 for the three and six-month periods ended June 30, 1999, respectively, compared to $238,504 and $466,391 for the comparable periods ended June 30, 1998. The increases of $52,430 and $101,611 are the result of a rental increase effective June 30, 1998 in joint venture earnings. Additionally, the omission of depreciation and amortization, due to the executed Purchase and Sale Agreement at Brea West, contributed to the increase of real estate operations.

     Cash flow from operations through June 30, 1999 decreased by approximately $146,000 compared with the same period in 1998. The difference is attributable to the leasing commission of $115,349 paid out at Shasta Way in January of 1999 in addition to the timing of a distribution from Brea West that increased the property's working capital.

     Interest on cash and cash equivalents decreased by approximately $5,000 and $11,000 between the three and six month periods ended June 30, 1999, compared with the same period in 1998. The decrease is primarily due to lower investment balances and lower yields in 1999.

     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, printing, accounting and servicing agent fees. These expenses decreased by $5,510 between the comparable six month periods ending June 30, 1999 and 1998. The decrease is primarily due to appraisal fees not being incurred in 1999 because of the anticipated sale of the investments, and lower accounting fees.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees decreased by $8,285 and $16,568, respectively, between the comparable three and six month periods ending June 30, 1999 and 1998. The decrease is a result of lower cash distribution rates.

                       COPLEY REALTY INCOME PARTNERS 3;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1999

                                    PART II

                               OTHER INFORMATION


Items 1-5   Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

            a.  Exhibits: (27) Financial Data Schedule

            b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended June 30, 1999.

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



                             COPLEY REALTY INCOME PARTNERS 3; A LIMITED
                             PARTNERSHIP
                             (Registrant)


August 13, 1999
                             /s/ Alison Husid Cutler
                             -------------------------------
                                Alison Husid Cutler
                                President, Chief Executive Officer and Director of Managing General Partner,
                                Third Income Corp.



August 13, 1999
                             /s/ Karin J. Lagerlund
                             --------------------------------
                                Karin J. Lagerlund
                                Treasurer and Principal Financial and Accounting Officer of Managing General Partner, Third Income Corp.