Form 10-Q
period 1999-09-30
COPLEY REALTY INCOME PARTNERS 3
filed 1999-11-12
CIK 829906

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 ---------------------------------------------
For Quarter Ended September 30, 1999              Commission File Number 0-17809


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


                     FOR QUARTER ENDED SEPTEMBER 30, 1999


                                    PART I

                             FINANCIAL INFORMATION

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

BALANCE SHEETS

                                        September 30, 1999   December 31, 1998
                                           (Unaudited)           (Audited)
                                        ------------------   -----------------
Assets

Real estate investments:
  Joint venture                              $        -          $ 4,819,346
  Property, net                                       -            7,023,843
                                             ----------          -----------
                                                      -           11,843,189

Cash and cash equivalents                     2,325,325            2,163,411
                                             ----------          -----------

                                             $2,325,325          $14,006,600
                                             ==========          ===========

Liabilities and Partners' Capital

Accounts payable                             $   47,342          $    52,798
Accrued management fee                           68,923               35,897
Deferred disposition fee                              -               29,250
                                             ----------          -----------
  Total liabilities                             116,265              117,945
                                             ----------          -----------

Partners' capital (deficit):

  Limited partners ($242 and $800 per
     unit, respectively; 100,000 units
     authorized, 27,641 units issued
     and outstanding)                         2,219,785           13,936,821
  General partners                              (10,725)             (48,166)
                                             ----------          -----------
Total partners' capital                       2,209,060           13,888,655
                                             ----------          -----------

                                             $2,325,325          $14,006,600
                                             ==========          ===========

           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS (Unaudited)

                                        Three Months Ended   Nine Months Ended   Three Months Ended    Nine Months Ended
                                        September 30, 1999  September 30, 1999   September 30, 1998   September 30, 1998
                                        ------------------  -------------------  -------------------  -------------------
Investment Activity

Property rentals                                $        -          $  479,466             $247,318            $ 740,867
Property operating expenses                              -             (56,390)             (25,951)             (78,424)
Depreciation and amortization                            -             (80,126)             (78,813)            (236,718)
                                                ----------          ----------             --------            ---------
                                                         -             342,950              142,554              425,725

Joint venture earnings                              59,240             284,292               91,379              274,599
                                                ----------          ----------             --------            ---------
  Total real estate operations                      59,240             627,242              233,933              700,324

Gain on sale of property                                 -           1,118,340                    -                    -
Gain on sale of joint venture                    2,710,344           2,710,344                    -                    -
                                                ----------          ----------             --------            ---------
  Total real estate activity                     2,769,584           4,455,926              233,933              700,324

Interest on cash equivalents
  and short-term investments                        64,185             109,057               28,224               84,039
Reversal of accrued disposition fees               285,150             285,150                    -                    -
                                                ----------          ----------             --------            ---------
  Total investment activity                      3,118,919           4,850,133              262,157              784,363
                                                ----------          ----------             --------            ---------

Portfolio Expenses

Management fee                                      68,923             124,150               35,897              107,692
General and administrative                          19,115              60,534               20,239               67,168
                                                ----------          ----------             --------            ---------
                                                    88,038             184,684               56,136              174,860
                                                ----------          ----------             --------            ---------

Net Income                                      $3,030,881          $4,665,449             $206,021            $ 609,503
                                                ==========          ==========             ========            =========

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

Net income per limited partnership
  unit                                     $  108.56        $  167.10       $   7.38         $   21.83
                                           =========        =========       ========         =========

Cash distributions per limited
  partnership unit                         $  568.00        $  591.00       $  13.00         $   40.00
                                           =========        =========       ========         =========

Number of limited partnership units
  outstanding during the period               27,641           27,641         27,641            27,641
                                           =========        =========       ========         =========

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                           Three Months Ended        Nine Months Ended        Three Months Ended        Nine Months Ended
                           September 30, 1999        September 30, 1999       September 30, 1998       September 30, 1998
                        ------------------------  ------------------------  -----------------------  -----------------------

                        General      Limited      General      Limited      General    Limited       General    Limited
                        Partners     Partners     Partners     Partners     Partners   Partners      Partners   Partners
                        --------   ------------   --------   ------------   --------   -----------   --------   -----------
Balance at beginning
 of period              $(38,241)  $ 14,919,300   $(48,166)  $ 13,936,821   $(44,865)  $14,263,516   $(41,362)  $14,610,376

Cash distributions        (2,792)   (15,700,088)    (9,213)   (16,335,831)    (3,630)     (359,333)   (11,168)   (1,105,640)

Net income                30,308      3,000,573     46,654      4,618,795      2,060       203,961      6,095       603,408
                        --------   ------------   --------   ------------   --------   -----------   --------   -----------

Balance at end of
period                  $(10,725)  $  2,219,785   $(10,725)  $  2,219,785   $(46,435)  $14,108,144   $(46,435)  $14,108,144
                        ========   ============   ========   ============   ========   ===========   ========   ===========

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS

(Unaudited)

                                               Nine Months Ended September 30,
                                              --------------------------------
                                                   1999             1998
                                              ----------------  --------------

Net cash provided by operating activities       $    947,629      $ 1,030,807
                                                ------------      -----------

Cash flows from investing activities:
  Net proceeds from sale of property              15,588,579                -
  Disposition fee incurred for Brea West sale        255,900                -
  Reversal of deferred disposition fees             (285,150)               -
  Decrease (increase) in short-term
     investments, net                                      -          196,364
                                                ------------      -----------
     Net cash provided by
       investing activities                       15,559,329          196,364
                                                ------------      -----------

Cash flows from financing activity:
  Distributions to partners                      (16,345,044)      (1,116,808)
                                                ------------      -----------

Net increase in cash
  and cash equivalents                               161,914          110,363

Cash and cash equivalents:
  Beginning of period                              2,163,411        2,101,633
                                                ------------      -----------

  End of period                                 $  2,325,325      $ 2,211,996
                                                ============      ===========

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1999 and December 31, 1998 and the results of its operations, its cash flows and partners' capital (deficit) for the three and nine month periods ended September 30, 1999 and 1998. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1998 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     Copley Realty Income Partners 3; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. The Partnership commenced operations in October 1988, and acquired its real estate investments prior to 1989. The Partnership sold its last remaining investment in August 1999 and, therefore, intends to liquidate and dissolve in 2000.

NOTE 2 - PROPERTY
-----------------

     On June 25, 1999, the Partnership sold the Brea West building for a gross sale price of $8,530,000. The Partnership received net proceeds of $8,381,091 after closing costs, and recognized a gain of $1,118,340 ($40.05 per limited partnership unit) on the sale. On July 29, 1999 the Partnership made a capital distribution of $8,126,454 ($294.00 per limited partnership unit) from the proceeds of the sale. At the time of sale, a disposition fee of $255,900 was accrued but not paid to the Advisor. This fee was subsequently reversed in conjunction with the sale of the Partnership's last remaining investment (see
Note 3) since the limited partners did not receive a return of their capital contributions from the sale of the Partnership's investments.

                             September 30, 1999   December 31, 1998
                             ------------------   -----------------
Land                            $           -        $ 2,991,854
Building and improvements                   -          5,978,755
Accumulated depreciation                    -         (2,239,389)
Deferred costs, net                         -            352,489
Other net liabilities                       -            (59,866)
                                -------------        -----------
Net carrying value              $           -        $ 7,023,843
                                =============        ===========

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

NOTE 3 - REAL ESTATE JOINT VENTURES
-----------------------------------

     On August 27, 1999, the Shasta Way joint venture investment, in which the Partnership and an affiliate own a 58% and 42% interest, respectively, sold its property to an unaffiliated third party for gross proceeds of $13,057,000, of which the Partnership's share was $7,573,060. The Partnership received its 58% share of the net proceeds, $7,463,388 after closing costs, and recognized a gain of $2,710,344 ($97.07 per limited partnership unit) on the sale. On September 22, 1999 the Partnership made a capital distribution of $7,297,224 ($264.00 per limited partnership unit) from the proceeds of the sale.

                                        Assets and Liabilities
                                        ----------------------
                                  September 30, 1999   December 31, 1998
                                  ------------------   -----------------
Assets
 Real property, at cost less
  accumulated depreciation of
  $1,084,000                           $        -          $7,146,195
 Other                                          -             153,318
                                       ----------          ----------
                                                -           7,299,513

Liabilities                                     -              70,400
                                       ----------          ----------
Net assets                             $        -          $7,229,113
                                       ==========          ==========

                                        Results of Operations
                                        ---------------------

                                  January 1, 1999      Nine Months Ended
                                      through            September 30,
                                  August 27, 1999             1998
                                  ---------------      -----------------
Revenue
 Rental income                      $  997,110            $  944,650
 Other income                            3,335                     -
                                    ----------            ----------
                                     1,000,445               944,650
                                    ----------            ----------

Expenses
 Operating expenses                    219,783               124,319
 Depreciation and amortization         308,955               345,588
                                    ----------            ----------
                                       528,738               469,907
                                    ----------            ----------

Net income                          $  471,707            $  474,743
                                    ==========            ==========

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1999 were made on October 28, 1999 in the aggregate amount of $238,439 ($8.54 per limited partnership unit). In addition, distributions from operating cash flows previously held in reserves were made in the aggregate amount of $458,450 ($16.42 per limited partnership unit).

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

     On July 29, 1999, the Partnership made a capital distribution of $8,126,454 ($294 per limited partnership unit) from the sale of the Brea West property. This distribution reduced the adjusted capital contribution to $506 per unit.

     On September 22, 1999, the Partnership made a capital distribution of $7,297,224 ($264.00 per limited partnership unit) from the sale proceeds of the Shasta Way property. This distribution reduced the adjusted capital contribution to $242 per unit.

     At September 30, 1999, the Partnership had $2,325,325 in cash and cash equivalents of which $696,889 was used for cash distributions to the partners on October 28, 1999; the remainder is being retained primarily as a reserve in the event of any claims for breach of representations or warranties in connection with the sales of Brea West and Shasta Way and for working capital reserves. Distributions of cash from operations relating to the first three quarters of 1998 were made at the annualized rate of 6.5% based on the adjusted capital contribution of $800 per unit. Cash distributions from operations related to the first two quarters of 1999 were made at the annualized rate of 5.0% on the adjusted capital contribution of $800 per unit. Cash distributions related to the third quarter of 1999 were made at an annualized rate of 6.0% on the weighted average capital contribution of $569.65 per unit. The increase in the distribution rate was due to higher cash receipts from the Shasta Way joint venture due to a later than anticipated sale date.

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

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

Year 2000 Readiness Disclosure - (Continued)
--------------------------------------------

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

     . AEW Capital Management successfully participated in industry-wide testing in August 1999.

     . AEW Capital Management believes it is ready for Year 2000. AEW Capital Management has advised the Partnership that being ready means that AEW Capital Management has tested its internal mission critical systems and software applications, and based upon testing conducted, AEW Capital Management believes that such systems and applications are prepared to process dates correctly through the Year 2000.

     Based upon these assurances, the Partnership has determined that it is not necessary for it to develop a Year 2000 contingency plan.

     Because the Partnership has sold all of its real property investments, the Partnership no longer relies on joint venture partners and/or property managers to supply financial and other data with respect to its real properties with the exception of year-end audited statements. Consequently, the Partnership does not have any material provider of data other than AEW Capital Management.

     The Partnership is subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borne by AEW Capital Management.

Results of Operations
---------------------

     Investment Results

     Real estate operations were $59,240 and $627,242 for the three and nine month periods ended September 30, 1999, respectively, compared to $233,933 and $700,324 for the comparable periods ended September 30, 1998. Real estate operations decreased $174,693 and $73,082 between the three and nine month periods, respectively. These decreases are due to both the sale of Brea West in June 1999 and the sale of Shasta Way in August 1999. The overall nine month decrease, however, was partially offset by a rental increase at Shasta Way in June 1998.

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

     Interest on cash and cash equivalents increased by approximately $36,000 and $25,000 between the three and nine month periods ended September 30, 1999, compared with the same periods in 1998. The increases are primarily attributable to higher average investment balances from the sales proceeds of Brea West and Shasta Way in 1999 prior to the distribution of such proceeds.

     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, printing, accounting and servicing agent fees. These expenses decreased by $1,124 and $6,634 between the comparable three and nine month periods ending September 30, 1999 and 1998. The decreases are primarily due to lower overall expenses due to the sales during 1999 of the Partnership's last two investments.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees increased by $33,026 and $16,458, respectively, between the comparable three and nine month periods ending September 30, 1999 and 1998. The increases are a result of a special distribution from operating cash flows previously held in reserves in the third quarter of 1999 which were offset by lower fees generated by the decrease in regular operating distributions during the nine month period in 1999 as a result of less distributable operating cash due to the sales of the Partnership's last two investments.

                       COPLEY REALTY INCOME PARTNERS 3;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q

                     FOR QUARTER ENDED SEPTEMBER 30, 1999

                                    PART II

                               OTHER INFORMATION

Items 1-5  Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           a.  Exhibits: (27) Financial Data Schedule

           b. Reports on Form 8-K: During the quarter ended September 30, 1999 a current report on Form 8-K was filed on September 10, 1999 reporting on Item No. 2 (Acquisition or Disposition of Assets) and Item No. 7 (Financial Statements and Exhibits), relating in both cases to the August 27, 1999 sale of real property by Hewson Shasta Way Associates.

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


                                   COPLEY REALTY INCOME PARTNERS 3; A LIMITED
                                   PARTNERSHIP
                                   (Registrant)

November 11, 1999
                                   /s/ Alison Husid Cutler
                                   -------------------------------
                                      Alison Husid Cutler
                                      President, Chief Executive Officer and
                                      Director of Managing General Partner,
                                      Third Income Corp.

November 11, 1999
                                   /s/ Karin J. Lagerlund
                                   --------------------------------
                                      Karin J. Lagerlund
                                      Treasurer and Principal Financial and
                                      Accounting Officer of Managing General
                                      Partner, Third Income Corp.