Form 10-K
period 1999-12-31
COPLEY REALTY INCOME PARTNERS 3
filed 2000-03-28
CIK 829906

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                          COMMISSION FILE NO. 0-17809
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

       As of December 31, 1999, the Partnership had disposed of all of its real estate investments. The Partnership intends to liquidate and dissolve in 2000 after settling its remaining liabilities. The Partnership sold one real estate investment in 1997 and its remaining two real estate investments in 1999. The principal terms of the sale of the Partnership's investments are set forth in the following table:


    INVESTMENT          MONTH/YEAR OF SALE        NET SALE PROCEEDS        DISTRIBUTION/UNIT       DISTRIBUTION
                                                                                                    MONTH/YEAR
Investment Three                         7/97                $5,715,415                $200.00                7/97
Investment Four                          6/99                $8,381,091                 294.00                7/99
Investment Five                          8/99                $7,444,456                 264.00                9/99


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

       On June 25, 1999 the Partnership sold the Brea West property for a gross sale price of $8,530,000. The Partnership received net proceeds of $8,381,091 after closing costs, and recognized a gain of $1,374,240 ($49.22 per Limited Partnership Unit) on the sale. On July 29, 1999 the Partnership made a capital distribution of $8,126,454 ($294.00 per Limited Partnership Unit) from the proceeds of the sale. At the time of sale, a disposition fee of $255,900 was accrued but not paid to AEW Real Estate Advisors, Inc., the Partnership's asset manager and advisor (the "advisor"). This fee was subsequently reversed in conjunction with the sale of the Partnership's last remaining investment since the limited partners did not receive a return of their capital contributions from the sale of the Partnership's investments.

       B.  Industrial Building in Simi Valley, California ("Shasta Way")
           ------------------------------------------------------------

       On September 29, 1989, the Partnership acquired a 34.8% interest in a joint venture formed with Copley Realty Income Partners 4; A Limited Partnership, an affiliate of the Partnership (the "Affiliate") with a 25.2% interest, and an affiliate of The Hewson Company (the "Developer"). As of December 31, 1998, the Partnership had contributed $7,111,757 to the capital of the joint venture out of a maximum commitment of $7,612,500. Effective January 1, 1996, the joint venture was restructured, resulting in the withdrawal of the Developer, and the increase of the ownership interests of the Partnership and its Affiliate to 58% and 42%, respectively. The joint venture agreement entitled the Partnership and the Affiliate to receive a preferred return on their respective invested capital at the rate of 10% per annum. The joint venture agreement also entitled the Partnership to receive 58% of remaining cash flow and 58% of sale and refinancing proceeds following the return of the Partnership's and the Affiliate's equity.

       The joint venture owned approximately 12.13 acres of land in Simi Valley, California and in June 1991 completed construction thereon of a 235,080 square foot industrial building. As of December 31, 1998, the facility was 100% leased to one tenant until December 2003. The lease included a five-year renewal option.

       On August 27, 1999, the joint venture sold its property to an unaffiliated third party for gross proceeds of $13,057,000, of which the Partnership's share was $7,573,060. The Partnership received its 58% share of the net proceeds, after closing costs, in the amount of $7,444,456, and recognized a gain of $2,702,113 ($96.78 per Limited Partnership Unit) on the sale. On September 22, 1999 the Partnership made a capital distribution of $7,297,224 ($264.00 per Limited Partnership Unit) from the proceeds of the sale.

Item 2.  Properties:
         -----------

       The Partnership disposed of all its real property investments.

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

       As of December 31, 1999, there were 1,689 holders of Units.

       The Partnership's Amended and Restated Agreement of Limited Partnership dated October 13, 1988, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1999, cash distributions paid in 1999, or distributed after year end with respect to 1999, to the Limited Partners as a group totaled $16,666,417, including $8,126,454 ($294 per Limited Partnership Unit), and $7,297,224 ($264 per Limited Partnership Unit), representing proceeds from the respestice sales of the Partnership's last two remaining properties. For the year ended December 31, 1998, cash distributions paid in 1998, or distributed after year end with respect to 1998 to the Limited Partners as a group totaled $1,437,332.

       Total cash distributions exceeded net income in 1999 and, therefore, resulted in a reduction of partners' capital. Regular cash distributions from operations also exceeded cash provided by operating activities in 1999. Reference is made to the Partnership's Statement of Partners' Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6.  Selected Financial Data.
         -----------------------


                                                  For Year           For Year        For Year        For Year       For Year
                                                  Ended or           Ended or        Ended or        Ended or       Ended or
                                                  As of:             As of:          As of:          As of:         As of:
                                                  12/31/99(1)        12/31/98        12/31/97(2)     12/31/96       12/31/95
                                                  -----------        --------        --------        --------       --------
Revenues                                          $   934,090      $ 1,454,158    $ 1,673,318      $ 1,993,178    $ 1,749,606

Net Income (Loss)                                 $ 4,600,377      $   799,412    $ 2,303,492      $ 1,058,287    $ 1,025,324

Net Income (Loss) per Limited Partnership Unit    $    164.77      $     28.63    $     82.50      $     37.90    $     36.72

Total Assets                                      $ 1,559,851      $14,006,600    $14,687,268      $19,622,775    $20,250,786

Total Cash Distributions per Limited
Partnership Unit, including amounts distributed
after year end with respect to such year          $    602.95      $     53.00    $    262.39      $     60.00    $     57.50
                                                  -----------      -----------    -----------      -----------    -----------

(1) Net Income in 1999 includes a combined gain from the sale of two properties of $3,809,751. Cash Distributions include a combined return of capital of $558.00 per Limited Partnership Unit.

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

   On July 22, 1997, the Partnership sold the South Bay property to the sole tenant, which had exercised the purchase option under its lease, for gross consideration of $5,850,000. The Partnership received net proceeds of $5,715,415 after closing costs. On July 24, 1997, the Partnership made a capital distribution of $5,528,200 ($200 per Limited Partnership Unit) from the proceeds of the sale. This distribution reduced the adjusted capital contribution to $800 per Unit.

   On June 25, 1999, the Partnership sold the Brea West property for a gross sale price of $8,530,000 and received net proceeds of $8,381,091 after closing costs. On July 29, 1999, the Partnership made a capital distribution of $8,126,454 ($294.00 per Limited Partnership Unit) from the proceeds of the sale. This distribution reduced the adjusted capital contribution to $506 per Unit.

   On August 27, 1999, the Shasta Way joint venture investment in which the Partnership and an affiliate owned a 58% and 42% interest, respectively, sold its property to an unaffiliated third party for gross proceeds of $13,057,000, of which the Partnership's share was $7,573,060. The Partnership received its 58% share of the net proceeds, after closing costs, in the amount of $7,444,456. On September 22, 1999, the Partnership made a capital distribution of $7,297,224 ($264.00 per Limited Partnership Unit) from the proceeds of the sale. This distribution reduced the adjusted capital contribution to $242 per Unit.

   At December 31, 1999, the Partnership had $1,559,851 in cash and cash equivalents. The balance is being retained primarily as a reserve in the event of any claims for breach of representations or warranties in connection with the sales of Brea West and Shasta Way; pending dissolution and liquidation of the Partnership later in 2000, and for working capital. The annualized distribution rate relating to all four quarters of 1998 was 6.5% on the adjusted capital contribution of $800. Cash distributions from operations related to the first two quarters of 1999 were made at the annualized rate of 5.0% on the adjusted capital contribution of $800 per unit. Cash distributions related to the third quarter of 1999 were made at an annualized rate of 6.0% on the weighted average capital contribution of $569.65 per unit. The increase in the distribution rate was due to higher than expected cash receipts from the Shasta Way joint venture due to a later than anticipated sale date.

Results of Operations
---------------------

   Form of Real Estate Investments

   The Brea West investment was a wholly-owned property which was sold on June 25, 1999, as discussed above. The South Bay investment was structured as a joint venture with a real estate management/development firm. Effective January 1, 1996, however, the venture was restructured and the venture partner's ownership interest was assigned to the Partnership. Accordingly, as of that date, this investment was accounted for as a wholly-owned property. The South Bay investment was sold on July 22, 1997, as discussed above. The Shasta Way investment had been structured as a joint venture with a real estate management/development firm and an affiliate of the Partnership. As of January 1, 1996, the ownership was restructured, and the management/development firm's interest was assigned to the Partnership and its affiliate in proportion to their respective ownership interests. The Partnership's ownership percentage increased to 58%. The Shasta Way investment was sold on August 27, 1999, as discussed above.

   Operating Factors

   On June 25, 1999, the Partnership sold the Brea West property for a gross sale price of $8,530,000. The Partnership received net proceeds of $8,381,091, after closing costs, and recognized a gain of $1,374,240 ($49.22 per Limited Partnership Unit) on the sale. The Brea West property was 100% leased to a single tenant through the date of sale.

   On July 22, 1997, the Partnership's sold South Bay property to the sole tenant, which had exercised the purchase option under its lease, for gross consideration of $5,850,000. The Partnership received net proceeds of $5,715,415 after closing costs and recognized a gain of $1,490,313 ($53.38 per Limited Partnership Unit). The South Bay property was 100% leased to a single tenant through the date of sale.

   On August 27, 1999, the Shasta Way joint venture, in which the Partnership and an affiliate owned a 58% and 42% interest, respectively, sold its property to an unaffiliated third party for gross proceeds of $13,057,000, of which the Partnership's share was $7,573,060. The Partnership received its 58% share of the net proceeds, after closing costs, in the amount of $7,444,456, and recognized a gain of $2,702,113 ($96.78 per Limited Partnership Unit) on the
sale.  The Shasta Way property was 100% leased through the date of sale.   An
extension was agreed upon which would have kept the tenant at Shasta Way through December 31, 2003.

   Investment Results

   1999 Compared to 1998

   Aggregate operating results from real estate investments were $616,540 and $923,198 in 1999 and 1998, respectively. The decline was due to the sales of the Brea West property in June 1999 and Shasta Way property in August 1999, resulting in decreased operating income.

   Interest on cash equivalents and short term investments increased by $42,000 or 38%, due to higher average invested balances from the sale proceeds of Brea West and Shasta Way in 1999 prior to the distribution of such proceeds.

   Cash provided by operations decreased by approximately $703,000 between 1998 and 1999. The difference is attributable to the sale of the last two remaining assets during 1999.

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

   Portfolio Expenses

   General and administrative expenses primarily consist of appraisal, printing, accounting, legal and servicing agent fees. These expenses decreased approximately $4,500, or 5% between 1998 and 1999, primarily due to a decrease in appraisal fees as a result of the sales of the Partnership's remaining investments in 1999. General and administrative expenses decreased approximately $12,000, or 12% between 1997 and 1998, primarily due to a decrease in accounting fees as well as decreases in franchise taxes and investor servicing fees. The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves, as determined by the Managing General Partner.

Inflation
---------

   By their nature, real estate investments tend not be adversely affected by inflation. Inflation may result in appreciation in the value of real estate investments over time, if rental rates and replacement costs increase. Declines in real property values during the period of Partnership operations, due to market and economic conditions, have overshadowed the positive effect inflation may have had on the value of the Partnership's investments.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk:
          -----------------------------------------------------------

The Partnership was not party to derivative financial instruments or derivative commodity instruments at or during the year ended December 31, 1999. The Partnership's only other financial instruments (as defined by Financial Accounting Standards Board Statement No. 107) are its cash and cash equivalents for which cost approximates market value.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

   The independent auditor's reports and financial statements listed in the accompanying index are filed as part of this report. See Index to the Financial Statements and Financial Statement Schedules on page 13.

Item 9.  Disagreements on Accounting and Financial Disclosure.
         ----------------------------------------------------

   The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------

       (a) and (b) Identification of Directors and Executive Officers.

The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1999.

Name                       Position(s) with the Managing General Partner               Age
----                       ---------------------------------------------               ---
Alison Husid Cutler        President, Chief Executive Officer and Director              37
Pamela J. Herbst           Vice President and Director                                  44
J. Grant Monahon           Vice President and Director                                  54
James J. Finnegan          Vice President                                               39
Karin J. Lagerlund         Treasurer and Principal Financial and Accounting Officer     35

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

   Alison Husid Cutler is a Portfolio Manager in AEW Institutional Real Estate Services, with responsibility for several real estate equity portfolios representing approximately $800 million in client capital. She has over 12 years of experience in real estate finance and investment management. Ms. Cutler joined the predecessor of AEW Capital Management, L.P. ("AEW Capital Management") in 1987 as Controller for a portfolio management team responsible for the acquisition, management, restructuring and disposition of client assets in New England and the western U.S. She later served as Asset Manager for a portfolio of assets in Arizona and the West Coast. Prior to joining AEW, Ms. Cutler worked for several years as a Senior Auditor with Peat Marwick, Main & Co. She is a Certified Public Accountant and a graduate of the University of Massachusetts (B.A.).

   Pamela J. Herbst directs AEW Capital Management, L.P.'s ("AEW Capital Management) Institutional Real Estate Services, with oversight responsibility for direct equity investing and the asset and portfolio management of existing core and core-plus commingled funds and separate accounts. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Operating Committee. She came to AEW Capital Management in December 1996 as a result of the firm's merger with Copley Real Estate Advisors, Inc., where she held various senior level positions in asset and portfolio management, acquisitions, and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

   J. Grant Monahon is AEW Capital Management's Chief Operating Officer and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining the predecessor of AEW Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

   James J. Finnegan is the General Counsel of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General Counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management. Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as AEW's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of Law (J.D.).

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

   The following table sets forth the amounts of the fees and cash distributions and reimbursements of out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1999. Cash distributions to General Partners include amounts distributed after year-end with respect to 1999.


                                                                         Amount of Compensation
Receiving Entity                  Type of Compensation                   and Reimbursement
----------------                  --------------------                   -----------------
AEW Real Estate Advisors, Inc.    Management Fees and
                                  Reimbursement of Expenses                  $136,150

General Partners                  Share of Distributable Cash                  12,553

New England Securities            Servicing Fees and Reimbursement
 Corporation                      of Expenses                                   3,279
                                                                             --------
                                  TOTAL                                      $151,982
                                                                             ========

   For the year ended December 31, 1999, the Partnership allocated $54,170 of taxable income to the General Partners.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

       (a)  Security Ownership of Certain Beneficial Owners.
            -----------------------------------------------

   As of December 31, 1999, Alexander Hamilton Life Insurance Company of America, whose address is 2700 Sanders Road, Prospect Heights, IL., 60070, owned 5,000 Units, approximately 18% of the total number of Units outstanding. No other person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1999. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

   Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

       (b) Security Ownership of Management.
           --------------------------------

   The General Partners of the Partnership owned no Units at December 31, 1999.

       (c)  Changes in Control.
            ------------------

   There exists no arrangement known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

   The Partnership has no relationships or transactions to report other than as reported in Item 10, above.


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

       (b) Reports on Form 8-K. During the last quarter of the year ended December 31, 1999, the Partnership filed no Current Report on Form 8-K.

                       Copley Realty Income Partners 3;
                             A Limited Partnership


                             Financial Statements

                                   *********


                               December 31, 1999

                       COPLEY REALTY INCOME PARTNERS 3;
                             A LIMITED PARTNERSHIP

                         INDEX TO FINANCIAL STATEMENTS



     Report of Independent Accountants

     Financial Statements (in liquidation as of December 31, 1999):

          Balance Sheets - December 31, 1999 and 1998

          Statements of Operations - For the Years Ended December 31, 1999, 1998 and 1997

          Statements of Partners' Capital (Deficit) - For the Years Ended December 31, 1999, 1998 and 1997

          Statements of Cash Flows - For the Years Ended December 31, 1999, 1998 and 1997

          Notes to Financial Statements



          All schedules are omitted because they are not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Partners of Copley Realty Income Partners 3; A Limited Partnership:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Copley Realty Income Partners 3;, A Limited Partnership (the "Partnership") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Third Income Corp., the Managing General Partner of the Partnership (the "Managing General Partner"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 1 to the financial statements, the Partnership adopted a plan of liquidation on December 31, 1999 and as a result changed its basis of accounting for periods subsequent to December 31, 1999 from the going concern basis to the liquidation basis of accounting.



/s/ PricewaterhouseCoopers LLP
--------------------------
Boston, Massachusetts
March 21, 2000

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

BALANCE SHEETS
(in liquidation as of December 31, 1999)

                                                    December 31,
                                              -------------------------
                                                 1999          1998
                                              -----------  ------------
ASSETS

Real estate investments:
 Joint ventures                               $        -   $ 4,819,346
 Property, net                                         -     7,023,843
                                              ----------   -----------
                                                            11,843,189

Cash and cash equivalents                     $1,559,851     2,163,411
                                              ----------   -----------
                                              $1,559,851   $14,006,600
                                              ==========   ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $   48,751   $    52,798
Accrued management fee                                 -        35,897
Deferred disposition fee                               -        29,250
Accrued expenses for liquidation                  64,000             -
                                              ----------   -----------
Total liabilities                                112,751       117,945
                                              ----------   -----------

Partners' capital (deficit):
 Limited partners ($242 and $800 per unit;
   respectively, 100,000 units authorized;
  27,641 units issued and outstanding)         1,465,444    13,936,821
 General partners                                (18,344)      (48,166)
                                              ----------   -----------
Total partners' capital                        1,447,100    13,888,655
                                              ----------   -----------

                                              $1,559,851   $14,006,600
                                              ==========   ===========



               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(in liquidation as of December 31, 1999)

                                                 Year ended December 31,
                                         -------------------------------------
                                            1999         1998         1997
                                         -----------  -----------  -----------
INVESTMENT ACTIVITY

Property rentals                         $  479,466   $  988,047   $1,234,451
Property operating expenses                 (56,390)    (105,723)    (195,179)
Depreciation and amortization               (80,126)    (315,530)    (393,374)
                                         ----------   ----------   ----------
                                            342,950      566,794      645,898

Joint venture earnings                      273,590      356,404      319,953
                                         ----------   ----------   ----------

 Total real estate operations               616,540      923,198      965,851

 Gain on sale of property                 4,076,353            -    1,490,313

 Reversal of deferred disposition fee        29,250            -            -
                                         ----------   ----------   ----------

  Total real estate activity              4,722,143      923,198    2,456,164

Interest on cash equivalents
 and short-term investments                 151,784      109,707      118,914
                                         ----------   ----------   ----------

  Total investment activity               4,873,927    1,032,905    2,575,078
                                         ----------   ----------   ----------

PORTFOLIO EXPENSES

Management fee                              124,149      143,590      169,519
General and administrative                   85,401       89,903      102,067
Estimated liquidation period expenses        64,000            -            -
                                         ----------   ----------   ----------
                                            273,550      233,493      271,586
                                         ----------   ----------   ----------

NET INCOME                               $4,600,377   $  799,412   $2,303,492
                                         ==========   ==========   ==========

Net income per limited
  partnership unit                       $   164.77   $    28.63   $    82.50
                                         ==========   ==========   ==========

Cash distributions per limited
  partnership unit                       $   615.96   $    53.00   $   262.39
                                         ==========   ==========   ==========

Number of limited partnership
  units outstanding during the year          27,641       27,641       27,641
                                         ==========   ==========   ==========

               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(in liquidation as of December 31, 1999)




                                                         Year ended December 31,
                                --------------------------------------------------------------------------
                                         1999                      1998                     1997
                                ------------------------  -----------------------  -----------------------
                                 General      Limited      General     Limited      General     Limited
                                Partners     Partners     Partners     Partners    Partners     Partners
                                ---------  -------------  ---------  ------------  ---------  ------------

Balance at beginning of year    $(48,166)  $ 13,936,821   $(41,362)  $14,610,376   $(46,978)  $19,582,641

Cash distributions               (16,182)   (17,025,750)   (14,798)   (1,464,973)   (17,419)   (7,252,722)

Net income                        46,004      4,554,373      7,994       791,418     23,035     2,280,457
                                --------   ------------   --------   -----------   --------   -----------
Balance at end of year          $(18,344)  $  1,465,444   $(48,166)  $13,936,821   $(41,362)  $14,610,376
                                ========   ============   ========   ===========   ========   ===========


               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(in liquidation as of December 31, 1999)
                                                              Year ended December 31,
                                                  ----------------------------------------
                                                        1999          1998          1997
                                                        ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $  4,600,377   $   799,412   $ 2,303,492
 Adjustments to reconcile net
   income to net cash provided
   by operating activities:
 Depreciation and amortization                          80,126       315,530       393,374
 Equity in joint venture earnings                     (273,590)     (356,404)     (319,953)
 Cash distributions from joint ventures                462,675       601,959       772,792
 Gain on sale of property                           (4,076,353)            -    (1,490,313)
Increase in property deferred lease commission        (115,349)       (6,911)            -
Decrease in investment income receivable                     -         2,628         4,492
 Increase (decrease) in operating
   liabilities                                          24,056          (309)        1,892
 Increase in other net assets                          (59,867)      (10,720)     (107,829)
                                                  ------------   -----------   -----------
       Net cash provided by operating activities       642,075     1,345,185     1,557,947
                                                  ------------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net proceeds from sale of property                 15,825,547             -     5,686,165
 Deferred disposition fee                                    -             -        29,250
 Reversal of deferred disposition fee                  (29,250)            -             -
 Decrease in short-term
   investments, net                                          -       196,364       299,627
                                                  ------------   -----------   -----------
Net cash provided by investing activities           15,796,297       196,364     6,015,042

CASH FLOWS FROM FINANCING ACTIVITY:
 Distributions to partners                         (17,041,932)   (1,479,771)   (7,270,141)
                                                  ------------   -----------   -----------
       Net cash used in financing activity         (17,041,932)   (1,479,771)   (7,270,141)
                                                  ------------   -----------   -----------

Net increase (decrease) in cash and cash
 equivalents                                          (603,560)       61,778       302,848

Cash and cash equivalents
 Beginning of year                                   2,163,411     2,101,633     1,798,785
                                                  ------------   -----------   -----------

 End of year                                      $  1,559,851   $ 2,163,411   $ 2,101,633
                                                  ============   ===========   ===========


                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

General
-------

   Copley Realty Income Partners 3; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income-producing real properties. The Partnership commenced operations in October 1988, and acquired its real estate investments prior to the end of 1989. The Partnership sold its last remaining investment in August 1999. On December 31, 1999, the Partnership adopted a plan of liquidation.

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

   On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich, Eastman & Waltch, Inc. and its affiliates and principals (collectively, "the AEW Operations"). Simultaneously, a new entity, AEW Capital Management L.P. was formed, into which NEIC contributed its interests in Copley and its affiliates. As a result, the AEW Operations were combined with Copley to form the business operations of AEW Capital Management, L.P. At year end 1997, NEIC completed a restructuring plan under which it contributed all of its operations to a newly formed private partnership, NEIC Operating Partnership, L.P., in exchange for a general partnership interest in the newly formed entity. Accordingly, at December 31, 1997, AEW Capital Management, L.P. was wholly owned by NEIC Operating Partnership, L.P. AEW is a subsidiary of AEW Capital Management, L.P. Effective April 1, 1998, NEIC changed its name to Nvest, L.P. and NEIC Operating Partnership, L.P. changed its name to Nvest Companies, L.P.

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

Management
----------

   AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($12,000 in 1999, $12,000 in 1998, and $12,000 in 1997). Acquisition fees were based on 3% of the gross proceeds from the offering and paid at the time commitments were initially funded. Disposition fees are limited to the lesser of 3% of the selling price of the property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payments of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon. Based on the Partnership's returns to date and the sale of the Partnership's sole remaining real estate investment in August, 1999 (as discussed in Note 3), the Managing General Partner determined that previously accrued deferred disposition fees of $29,250 would not be paid and, accordingly, reversed such fees in 1999.

   New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $3,279, $3,014 and $2,834 in 1999, 1998 and 1997, respectively. Fees to Back Bay Advisors, L.P., a wholly-owned subsidiary of Nvest Companies, L.P., for short-term investment advisory services totaled $0, $2,014 and $1,726 in 1999, 1998 and 1997, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Liquidation Basis of Accounting
-------------------------------

   In connection with its adoption of a plan of liquidation on December 31, 1999, the Partnership also adopted the liquidation basis of accounting which, among other things, requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Partnership be provided to the extent that they are reasonably determinable.

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

Real Estate Joint Ventures
--------------------------

   Investments in joint ventures, including loans made to joint ventures which are in substance real estate investments, were stated at cost, plus (minus) equity in undistributed joint venture income (losses). Allocations of joint venture income (losses) were made to the Partnership's venture partners as long as they had substantial economic equity in the project. Economic equity is measured by the excess of the appraised value of the property over the Partnership's total cash investment plus accrued preferential returns and interest thereon. Currently, the Partnership recorded an amount equal to 100% of the operating results of the property, after the elimination of all inter-entity transactions, except for the venture which included an affiliate of the Partnership, which had substantial economic equity in the project. Joint ventures were consolidated with the accounts of the Partnership if, and when, the venture partner no longer shared in the control of the business.

Property
--------

   Property included land and buildings and improvements, which were stated at cost less accumulated depreciation, plus other operating assets and liabilities. The Partnership's initial carrying value of a property previously owned by a joint venture equaled the Partnership's carrying value of the predecessor investment on the conversion date.

Capitalized Costs, Depreciation and Amortization
------------------------------------------------

   Maintenance and repair costs were expensed as incurred; significant improvements and renewals were capitalized. Depreciation was computed using the straight-line method based on the estimated useful lives of the buildings and improvements.

   Acquisition fees have been capitalized as part of the cost of real estate investments. Amounts not related to land were being amortized using the straight-line method over the estimated useful lives of the underlying real property.

Leases
------

   Leases were accounted for as operating leases. Leasing commissions were amortized over the terms of the respective leases. Rental income was recognized on a straight-line basis over the terms of the respective leases.

Realizability of Real Estate Investments
----------------------------------------

   The Partnership considers a real estate investment to be impaired when it determines the carrying value of the investment is not recoverable through expected undiscounted cash flows from the operations and disposition of the property. The impairment loss is based on the excess of the investment's carrying value over its estimated fair market value. For investments being held for disposition, the impairment loss also includes estimated costs of sale. Investments held for disposition are not depreciated during the holding period. Investments are considered to be held for disposition at the time management commits the Partnership to a plan to dispose of the investment.

Cash Equivalents and Short-Term Investments
-------------------------------------------

   Cash equivalents are stated at cost plus accrued interest. The Partnership considers all highly liquid investments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

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

Segment Data
------------

   Effective January 1, 1998, the Partnership adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments on an Enterprise and Related Information" (FAS 131). Based on criteria established in FAS 131, the Managing General Partner has determined that the Partnership operates in one operating segment: investing in real estate properties which are domiciled in the United States of America.

NOTE 3 - REAL ESTATE JOINT VENTURES
-----------------------------------

   The Partnership had invested in two real estate joint ventures organized as general partnerships with a real estate management/development firm and, in one case, with an affiliate of the Partnership. The ownership of both ventures was restructured in 1996, as described below. The Partnership made capital contributions to the ventures, which were subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing proceeds. The Partnership also made a mortgage loan to one of the ventures. The joint venture agreements provided for the funding of cash flow deficits by the venture partners in proportion to ownership interests, and for the dilution of ownership share in the event a venture partner did not contribute proportionately.

   The respective real estate management/development firms were responsible for day-to-day development and operating activities, although overall authority and responsibility for the business was shared by the venturers. The real estate management/development firms, or their affiliates, also provided various services to the joint ventures for a fee.

   The following is a summary of cash invested in joint ventures, net of returns of capital and excluding investment acquisition fees:

                                                             December 31,
                             Rate of       Ownership  ------------------------
Investment/Location     Return/Interest    Interest       1999         1998
---------------------  -----------------  ----------  ------------  ----------
Shasta Way
 Simi Valley, CA           10.0%  (C)            58%         $   -  $6,726,051

(C) Capital contribution

Shasta Way
----------

   On September 29, 1989, the Partnership entered into a joint venture with an affiliate of the Partnership, and with an affiliate of The Hewson Company, to construct and operate an industrial facility in Simi Valley, California. The Partnership committed to make, and as of December 31, 1997 had completely funded, capital contributions of up to $7,612,500. The venture owned land on which it completed construction of an industrial building in 1991. Effective January 1, 1996, the joint venture was restructured, and the Hewson Company's interest was assigned to the Partnership and its affiliate in proportion to their respective ownership interests. The Partnership's ownership percentage increased from 34.8% to 58%; its affiliate's interest was increased to 42%.

   On August 27, 1999, the joint venture sold its property to an unaffiliated third party for gross proceeds of $13,057,000, of which the Partnership's share was $7,573,060. The Partnership received its 58% share of the net proceeds, after closing costs, in the amount of $7,444,456, and recognized a gain of $2,702,113 ($96.78 per limited partnership unit) on the sale. On September 22, 1999 the Partnership made a capital distribution of $7,297,224 ($264.00 per limited partnership unit) from the proceeds of the sale.

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

Summarized Financial Information
--------------------------------

The following summarized financial information is presented in the aggregate for the joint ventures:

                            Assets and Liabilities
                            ----------------------

                                                 December 31,
                                            ----------------------
                                            1999              1998
                                            ----              ----
Assets
 Real property, at cost less
  accumulated depreciation
  of $1,084,004 at December 31, 1998     $        -       $7,146,195
 Other                                            -          153,318
                                         ----------       ----------
                                                           7,299,513

Liabilities                                       -           70,400
                                         ----------       ----------

   Net assets                            $        -       $7,229,113
                                         ==========       ==========


                             Results of Operations
                             ---------------------

                                         Year ended December 31,
                                      ----------------------------
                                      1999        1998        1997
                                      ----        ----        ----
Revenue
 Rental income                    $  997,109  $1,258,609  $1,205,152
 Other                                 3,336       2,269       5,914
                                  ----------  ----------  ----------
                                   1,000,445   1,260,878   1,211,066
                                  ----------  ----------  ----------

Expenses
 Depreciation and amortization       308,955     460,785     460,785
 Operating expenses                  219,783     183,877     196,910
                                  ----------  ----------  ----------
                                     528,738     644,662     657,695
                                  ----------  ----------  ----------

Net income                        $  471,707  $  616,216  $  553,371
                                  ==========  ==========  ==========

   Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to our joint ventures) its affiliate on behalf of their various financing arrangements with the joint ventures.

NOTE 4 - INVESTMENT IN PROPERTY
-------------------------------

The following is a summary of the Partnership's investment in property:

                                            December 31,
                                         -----------------
                                         1999         1998
                                         ----        -----

   Land                              $         -  $ 2,991,854
   Buildings and improvements                  -    5,978,755
   Accumulated depreciation                    -   (2,239,389)
   Deferred costs, net                         -      352,489
   Other net assets (liabilities)              -      (59,866)
                                     -----------  -----------
    Net carrying value               $         -  $ 7,023,843
                                     ===========  ===========

   The net carrying value at December 31, 1998 is comprised solely of the Brea West property.

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

   The building was being depreciated over 30 years. Tenant improvements were being depreciated over the original lease term.

   On June 25, 1999, the Partnership sold the Brea West property for a gross sale price of $8,530,000. The Partnership received net proceeds of $8,381,091, after closing costs, and recognized a gain of $1,374,240 ($49.22 per limited partnership unit) on the sale. On July 29, 1999 the Partnership made a capital distribution of $8,126,454 ($294.00 per limited partnership unit) from the proceeds of the sale.

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

NOTE 5 - INCOME TAXES
---------------------

   The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                                  Year ended December 31,
                                               -----------------------------
                                               1999          1998       1997
                                               ----          ----       ----

Net income per financial
 statements                                $4,600,377   $  799,412  $ 2,303,492

Timing differences:
  Joint venture earnings (losses)             (68,309)     173,100      (85,995)
  Rental revenue                                   59            -       79,451
  Expenses                                     67,243        6,814       11,090
  Depreciation                               (340,370)      85,597       79,040
  Loss on sale                               (308,464)           -   (2,008,862)
                                           ----------   ----------  -----------

Taxable income                             $3,950,536   $1,064,923  $   378,216
                                           ==========   ==========  ===========


NOTE 6 - PARTNERS' CAPITAL
--------------------------

   Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.

   Net sales proceeds and financing proceeds are be allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. Income from sales is allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from sales, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

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



Report of Independent Auditors from PricewaterhouseCoopers LLP

Balance Sheets - December 31, 1998 and 1997

Statements of Operations - For the Years ended December 31, 1998, 1997 and 1996

Statements of Partners' Capital - For the Years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows - For the Years ended December31, 1998, 1997 and 1996

Notes to Financial Statements

               [PRICEWATERHOUSECOOPERS LETTERHEAD APPEARS HERE]

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners
Shasta Way Associates

We have audited the accompanying balance sheets of Shasta Way Associates (a California general partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended to December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shasta Way Associates at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, MA

SHASTA WAY ASSOCIATES
(A California General Partnership)
December 31, 1998
BALANCE SHEET
--------------------------------------------------------------------------------

                                                                              December 31,
                                                                   1998                         1997
                                                              -------------------------------------------
ASSETS
     Cash                                                     $   150,180                     $     8,718
     Tenant Receivables                                                 -                         116,212
     Rental Property
                  Land                                          2,977,867                       2,977,867
                  Buildings                                     6,807,151                       6,803,913
                  Accumulated depreciation                     (2,575,455)                     (2,146,952)
                                                              -----------                     -----------
                                                                7,209,563                       7,634,828

     Other Assets - net of accumulated
       amortization of $216,646 and $181,717
       in 1998 and 1997, respectively.                              5,953                          40,883

                                                              $ 7,365,696                     $ 7,800,641
                                                              ===========                     ===========

LIABILITIES AND PARTNERS' CAPITAL
     Security deposits                                        $    62,400                     $    62,400
     Accounts payable and accrued expenses                          8,000                          18,652
     Due to partners
                  CRIP 3                                        2,104,381                       1,802,692
                  CRIP 4                                        1,523,709                       1,305,250
     Partners' capital                                          3,667,206                       4,611,647
                                                              -----------                     -----------
                                                              $ 7,365,696                     $ 7,800,641
                                                              ===========                     ===========

SHASTA WAY ASSOCIATES
(A California General Partnership)
December 31, 1998
STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                                 Year ended December 31,
                                                        1998             1997              1996
                                                    -----------------------------------------------
REVENUE
       Rental income                                $1,092,432        $1,045,432         $1,045,432
       Tenant reimbursments                            166,176           159,720            162,773
       Interest and other income                         2,269             5,914              3,636
                                                    ----------        ----------         ----------
                                                     1,260,877         1,211,066          1,211,841
                                                    ----------        ----------         ----------
EXPENSES
       Rental operating expenses                       172,796           184,831            160,800
       General and administrative                       11,081            12,079             22,411
       Depreciation and amortization                   463,433           463,433            463,433
       Guaranteed payments
                       CRIP 3                          903,648           881,430            868,326
                       CRIP 4                          654,360           638,272            628,733
                                                    ----------        ----------         ----------
                                                     2,205,318         2,180,045          2,143,703

NET LOSS                                            $ (944,441)       $ (968,979)        $ (931,862)
                                                    ==========        ==========         ==========

SHASTA WAY ASSOCIATES
(A California General Partnership)
December 31, 1998
STATEMENT OF PARTNERS' CAPITAL
--------------------------------------------------------------------------------

                                          Hewson Shasta            Copley Realty            Copley Realty
                                            Way  L.P.            Income Partners 3        Income Partners 4        Total
                                     -------------------------------------------------------------------------------------
Partners' capital - (deficit)
     December 31, 1995                    $ (604,984)              $4,128,133               $2,989,339          $6,512,488
Transfer of interest                         604,984                 (350,891)                (254,093)                  -
Net loss  - 1996                                   -                 (540,480)                (391,382)           (931,862)
                                     -------------------------------------------------------------------------------------
Partners' capital
     December 31, 1996                             -                3,236,762                2,343,864           5,580,626
Net loss - 1997                                    -                 (562,008)                (406,971)           (968,979)
                                     -------------------------------------------------------------------------------------
Partners' capital
     December 31, 1997                             -                2,674,755                1,936,893           4,611,647
Net loss  - 1998                                   -                 (547,776)                (396,665)           (944,441)
                                     -------------------------------------------------------------------------------------
Partners' capital
     December  31, 1998                            -               $2,126,978               $1,540,228          $3,667,206
                                     =====================================================================================

SHASTA WAY ASSOCIATES
(A California General Partnership)
December 31, 1998
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                           Year ended December 31,
                                                                                      1998          1997         1996
                                                                                  ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                       $(944,441)    $(968,979)    $(931,862)
           Adjustments to reconcile net loss to net cash
           provided by operating activities
                        Depreciation and amortization                                 463,433       463,433       463,433
                        Decrease in tenant receivable                                 116,212       154,082       151,238

                        (Decrease) / Increase in accounts payable and
                        accrued expenses                                              (10,652)        6,467         4,014

                        Increase in due to partners                                   520,148       187,302       376,259
                                                                                  ---------------------------------------
           Total adjustments                                                        1,089,141       811,284       994,944


           Net cash  (used in) provided by operating activities                       144,700      (157,695)       63,082
                                                                                  ---------------------------------------

CASH  FLOWS FROM INVESTING ACTIVITIES
     Additions to rental property                                                      (3,238)            -             -

                                                                                  ---------------------------------------

Net (decrease) increase in cash                                                       141,462      (157,695)       63,082
Cash beginning of year                                                                  8,718       166,413       103,331
                                                                                  ---------------------------------------
Cash at year end                                                                      150,180         8,718       166,413
                                                                                  =======================================

SHASTA WAY ASSOCIATES
(A California General Partnership)
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

CRIP 3 and CRIP 4 are entitled to preferential cash payments to the extent of a stipulated return on their invested capital (Note 4). Prior to 1992, for financial reporting purposes, income and losses were allocated to the partners in accordance with their respective ownership interests, based on the long-term substance of the business enterprise and the requirement for all partners for fund capital, as described above. For the years ended December 31, 1995, net income (loss) was allocated entirely to CRIP 3 and CRIP 4.

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


2.  SIGNIFICANT ACCOUNTING POLICES

RENTAL PROPERTY

Rental property includes land and buildings and improvements, which are stated at cost less accumulated depreciation. The Partnership considers the property to be impaired when it determines the carrying value of the investment is not recoverable through expected undiscounted cash flows from operations and disposition of the property. An impairment loss, if any, would be based on the excess of the investment's carrying value over its estimated fair market value. The Partnership does not consider the property impaired at December 31,1998 or 1997.

INCOME RECOGNITION

The Partnership's rental property is leased to a tenant used an operating lease. The lease includes a provision whereby the tenant is not responsible for rental payments for specified occupancy periods. Rental income is recognized over the lease term on a straight-line basis. Included in tenant receivables are $0, and $98,760 of deferred rent receivable for both December 31, 1998 and 1997, respectively.

SHASTA WAY ASSOCIATES
(A California General Partnership)
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

2.  RENTAL PROPERTY

At December 31, 1989 the rental property under development consisted of approximately 12 acres of land with two existing buildings. During 1990, the existing buildings were demolished and construction of a 235,080 square-foot industrial building commenced. Construction was completed in June 1991.

The Partnership's property is being leased to a tenant under an operating lease
which expires in December 1998.   However in  February 1999, the tenant
exercised an option to renew the lease until December 2003. The lease provides for the tenant to reimburse the Partnership for operating expenses.

The aggregate minimum rents due to the ventures under a non-cancelable lease are: 1999- $1,297,641; 2000 - $1,297,641; 2001 - $1,310,618; 2002 - $1,323,594;
2003 - $1,323,594.


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

10N.        First Amendment to General Partnership Agreement             *
            dated January 1, 1996, as amended to date (the
            "Partnership Agreement") of Hewson Shasta Way
            Associates, a California general partnership, by and
            among Hewson/Shasta Way L.P., a California limited
            partnership, Copley Realty Income Partners 3; a
            Limited Partnership, a Massachusetts limited
            partnership ("CRIP 3"), and Copley Realty Income
            Partners 4; a Limited Partnership, a Massachusetts
            limited partnership ("CRIP 4").

27.         Financial Data Schedule

____________________________________________
*  Previously filed and incorporated herein by reference

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

                                          COPLEY REALTY INCOME PARTNERS 3;
                                          A LIMITED PARTNERSHIP



Date:  March 28, 2000                     By: /s/ Alison Husid Cutler
                                              -----------------------
                                              Alison Husid Cutler
                                              President of the
                                              Managing General Partner


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                   Title                     Date
         ---------                   -----                     ----


                               President, Chief
 /s/  Alison Husid Cutler      Executive Officer and
-------------------------      Director of the Managing    March 28, 2000
   Alison Husid Cutler         General Partner


                               Vice President and
 /s/  Pamela J. Herbst         Director of the Managing    March 28, 2000
----------------------
   Pamela J. Herbst            General Partner

                               Vice President and
 /s/  J. Grant Monahon         Director of the Managing    March 28, 2000
----------------------
   J. Grant Monahon            General Partner


/s/  James J. Finnegan         Vice President of the       March 28, 2000
----------------------
   James J. Finnegan           Managing General Partner


                               Treasurer and Principal
/s/  Karin J. Lagerlund        Financial and Accounting
-----------------------
   Karin J. Lagerlund          Officer  of the Managing    March 28, 2000
                               General Partner