Form 10-Q
period 2000-03-31
COPLEY REALTY INCOME PARTNERS 3
filed 2000-05-02
CIK 829906

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 ---------------------------------------------
       For Quarter Ended March 31, 2000  Commission File Number 0-17809


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

                                 Yes [X]  No [ ]

                       COPLEY REALTY INCOME PARTNERS 3;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q


                       FOR QUARTER ENDED MARCH 31, 2000


                                    PART I

                             FINANCIAL INFORMATION

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENTS OF NET ASSETS IN LIQUIDATION


                               March 31, 2000   December 31, 1999
                                 (Unaudited)        (Audited)
                               ---------------  ------------------

Assets

Cash and cash equivalents        $  1,536,778     $   1,559,851
                                 ------------     -------------

                                 $  1,536,778     $   1,559,851
                                 ============     =============
Liabilities and Net assets
  in liquidation

Accounts payable                 $     16,259     $      48,751
Accrued expenses for liquidation       73,419            64,000
                                  -----------     -------------
  Total liabilities                    89,678           112,751
                                  -----------     -------------
Net assets in liquidation:

  Limited partners ($242 per
     unit; 100,000 units
     authorized, 27,641 units
     issued and outstanding)        1,465,444         1,465,444
  General partners                    (18,344)          (18,344)
                                  -----------     -------------
Total partners' capital             1,447,100         1,447,100
                                  -----------     -------------

                                  $ 1,536,778     $   1,559,851
                                  ===========     =============

    (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION

                                      Three Months Ended
                                        March 31, 2000
                                          (Unaudited)
                                      ------------------

Net assets in liquidation at
  beginning of period                 $      1,447,100
                                      ----------------



Increase (decrease) during period:
  Operating activities
     Interest income                            23,030
     General and administrative                (13,611)
                                      ----------------
                                                 9,419


Liquidating activities
  Change in provision for
     liquidation expenses                       (9,419)
                                      ----------------
                                                (9,419)
                                      ----------------

Net change in net assets in
liquidation                           $             --
                                      ----------------

Net assets in liquidation at
end of period                         $      1,447,100
                                      ================

  (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS

                                   Three Months Ended
                                     March 31, 1999
                                       (Unaudited)
                                   ------------------
Investment Activity

Property rentals                      $    265,674
Property operating expenses                 (7,035)
Depreciation and amortization              (78,492)
                                      ------------
                                           180,147

Joint venture earnings                      96,921
                                      ------------
  Total real estate operations             277,068

Interest on cash equivalents                22,154
                                      ------------

  Total investment activity                299,222
                                      ------------

Portfolio Expenses

Management fee                              27,614
General and administrative                  18,894
                                      ------------
                                            46,508
                                      ------------

Net income                            $    252,714
                                      ============

Net income per limited partnership
  unit                                $       9.05
                                      ============

Cash distributions per limited
  partnership unit                    $      13.00
                                      ============

Number of limited partnership units
  outstanding during the period             27,641
                                      ============

  (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(in liquidation for the months ended March 31, 2000)

                                   Three Months Ended March 31,
                                   ---------------------------
                                       2000            1999
                                   (Unaudited)     (Unaudited)
                                    ---------       ---------

Net cash (used in)
provided by operating activities   $  (23,073)     $   163,150
                                   ----------      -----------

Cash flows from financing activity:
  Distributions to partners                --         (362,962)
                                   ----------      -----------

Net decrease in
  cash and cash equivalents           (23,073)        (199,812)

Cash and cash equivalents:
  Beginning of period               1,559,851        2,163,411
                                   ----------      -----------

  End of period                    $1,536,778      $ 1,963,599
                                   ==========      ===========

  (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)


   In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 2000 and December 31, 1999 and the changes of net assets in liquidation and the results of its operations for the three month periods ended March 31, 2000 and 1999, respectively, and its cash flows for the three months ended March 31, 2000 and 1999. These adjustments are of a normal recurring nature.

   See notes to financial statements included in the Partnership's 1999 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

   Copley Realty Income Partners 3; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. The Partnership commenced operations in October 1988 and acquired its real estate investments prior to 1989. The Partnership sold its last remaining investment in August 1999. On December 31, 1999, the Partnership adopted a plan of liquidation and intends to dissolve in 2000.

   In connection with its adoption of a plan of liquidation on December 31, 1999, the Partnership also adopted the liquidation basis of accounting which, among other things, requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Partnership be provided to the extent that they are reasonably determinable.


NOTE 2 - PROPERTY
-----------------

   On June 25, 1999, the Partnership sold the Brea West building for a gross sale price of $8,530,000. The Partnership received net proceeds of $8,381,091 after closing costs, and recognized a gain of $1,374,240 ($49.22 per limited partnership unit) on the sale. On July 29, 1999 the Partnership made a capital distribution of $8,126,454 ($294 per limited partnership unit) from the proceeds of the sale. At the time of sale, a disposition fee of $255,900 was accrued but not paid to AEW Real Estate Advisors, Inc. This fee was subsequently reversed in conjunction with the sale of the Partnership's last remaining investment (see
Note 3) since the limited partners did not receive a return of their capital contributions from the sale of the Partnership's investments.

NOTE 3 - REAL ESTATE JOINT VENTURES
-----------------------------------

   On August 27, 1999, the Shasta Way joint venture investment, in which the Partnership and an affiliate owned a 58% and 42% interest, respectively, sold its property to an unaffiliated third party for gross proceeds of $13,057,000, of which the Partnership's 58% share was $7,573,060. The Partnership received its 58% share of the net proceeds, $7,444,456 after closing costs, and recognized a gain of $2,702,113 ($96.78 per limited partnership unit) on the sale. On September 22, 1999 the Partnership made a capital distribution of $7,297,224 ($264 per limited partnership unit) from the proceeds of the sale.


   The following summarized financial information is presented in the aggregate for the Shasta Way joint venture:

                    Results of Operations
                    _____________________

                                         Three Months Ended
                                           March 31, 1999
                                         ------------------
Revenue
 Rental income                            $     341,626
 Other income                                       978
                                          -----------------
                                                342,604
                                          -----------------

Expenses
 Operating expenses                              59,871
 Depreciation and amortization                  115,195
                                          -----------------
                                                175,066
                                          -----------------

Net income                                $     167,538
                                          =================

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

   On June 25, 1999, the Partnership sold the Brea West property for a gross sale price of $8,530,000 and received net proceeds of $8,381,091 after closing costs. On July 29, 1999, the Partnership made a capital distribution of $8,126,454 ($294 per limited partnership unit) from the proceeds of the sale.

   On August 27, 1999, the Shasta Way joint venture in which the Partnership and an affiliate owned a 58% and 42% interest, respectively, sold its property for a gross sale price of $13,057,000, of which the Partnership's 58% share was $7,573,060. The Partnership received its 58% share of the net proceeds, after closing costs, in the amount of $7,444,456. On September 22, 1999, the Partnership made a capital distribution of $7,297,224 ($264 per limited partnership unit) from the proceeds of the sale.

   In connection with the July 1997 sale, and the two sales in June and August 1999, capital of $20,951,878 ($758 per limited partnership unit) has been returned to the limited partners, reducing the adjusted capital contribution to $242 per unit.

   At March 31, 2000, the Partnership had $1,536,778 in cash and cash equivalents which is being retained primarily as a reserve in the event of any claims for breach of representations or warranties in connection with the sales of Brea West and Shasta Way, and as and additional reserve in connection with the liquidation of the Partnership. The Partnership intends to liquidate and dissolve in 2000. Cash distributions related to the first quarter of 1999 were made at an annualized rate of 5% on the adjusted capital contribution of $800.


Results of Operations
---------------------

   Operating Factors

   As discussed above, the Partnership sold the Brea West property on June 25, 1999. The Partnership received net proceeds of $8,381,091, after closing costs and recognized a gain of $1,374,240 ($49.22 per limited partnership unit). The property was 100% leased to a single tenant at the time of sale.

   As discussed above, the Shasta Way joint venture, in which the Partnership and an affiliate owned a 58% and 42% interest, respectively, sold its property on August 27, 1999. The Partnership received its 58% share of the net proceeds, after closing costs, in the amount of $7,444,456 and recognized a gain of $2,702,113 ($96.78 per limited partnership unit). The Shasta Way property was 100% leased at the time of sale.

   Investment Results

   There are no real estate comparative operating results for the three month periods ended March 31, 2000 and 1999 due to the sales of the Partnership's last two remaining properties in 1999, as discussed above.

   Cash flow from operations decreased by approximately $186,000 between the three month periods ended March 31, 2000 and 1999. The difference is due to the sales of the Partnership's last two remaining properties in 1999, as discussed above.

   Interest on cash equivalents remained relatively stable between the comparable three month periods of 2000 and 1999.

   Portfolio Expenses

   The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

   There was no management fee incurred during the first quarter of 2000 due to the discontinuance of operating cash distributions as a result of the sales of the Partnership's last two remaining properties in 1999, as discussed above.

   General and administrative expenses for the three months ended March 31, 2000 were $13,611 compared to $18,894 for the same period in 1999. The decrease for the comparative periods is due to lower overall expenses as a result of the sales of the Partnership's last two remaining properties in 1999, as discussed above.

                       COPLEY REALTY INCOME PARTNERS 3;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q

                       FOR QUARTER ENDED MARCH 31, 2000

                                    PART II

                               OTHER INFORMATION



Items 1-5  Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           a.  Exhibits: (27) Financial Data Schedule

           b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended March 31, 2000.

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



                             COPLEY REALTY INCOME PARTNERS 3; A LIMITED
                             PARTNERSHIP
                             (Registrant)


May 2, 2000
                              /s/ Alison Husid Cutler
                              -------------------------------
                                Alison Husid Cutler
                                President, Chief Executive Officer and Director of Managing General Partner,
                                Third Income Corp.



May 2, 2000
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                Karin J. Lagerlund
                                Treasurer and Principal Financial and
                                Accounting Officer of Managing General
                                Partner, Third Income Corp.