Form 10-Q
period 2000-06-30
COPLEY REALTY INCOME PARTNERS 3
filed 2000-08-11
CIK 829906

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 ---------------------------------------------
        For Quarter Ended June 30, 2000  Commission File Number 0-17809


                        COPLEY REALTY INCOME PARTNERS 3;
                             A LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


     Massachusetts                            04-3005973
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

     World Trade Center East
     Two Seaport Lane, 16th Fl.
     Boston, Massachusetts                    02210
(Address of principal executive offices)    (Zip Code)

              Registrant's telephone number, including area code:
                                 (617) 261-9000

-------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report:

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

                                   FORM 10-Q


                        FOR QUARTER ENDED JUNE 30, 2000


                                     PART I

                             FINANCIAL INFORMATION

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENTS OF NET ASSETS IN LIQUIDATION


                                         June 30,   December 31,
                                          2000          1999
                                        (Unaudited)  (Audited)
                                        ----------   ----------

Assets

Cash and cash equivalents               $1,532,563   $1,559,851
                                        ----------   ----------

                                        $1,532,563   $1,559,851
                                        ==========   ==========

Liabilities and net assets in liquidation

Accounts payable                        $        -   $   48,751
Accrued expenses for liquidation            56,000       64,000
                                        ----------   ----------
  Total liabilities                         56,000      112,751
                                        ----------   ----------

Net assets in liquidation:

  Limited partners ($242 per
     unit; 100,000 units authorized,
     27,641 units issued and
     outstanding)                        1,494,612    1,465,444
  General partners                         (18,049)     (18,344)
                                        ----------   ----------
Total partners' capital                  1,476,563    1,447,100
                                        ----------   ----------

                                        $1,532,563   $1,559,851
                                        ==========   ==========



           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
(Unaudited)

                                          Three Months Ended   Six Months Ended
                                             June 30, 2000      June 30, 2000
                                           ------------------------------------

Net assets in liquidation at
  beginning of period                         $1,447,100         $1,447,100
                                           ------------------  ----------------


Increase (decrease) during period:
  Operating activities
     Interest income                              23,477             46,507
                                           ------------------  ----------------
                                                  23,477             46,507

Liquidating activities
  Change in provision for
     liquidation expenses                          5,986            (17,044)
                                           ------------------  ----------------
                                                   5,986            (17,044)
                                           ------------------  ----------------

Net change in net assets in liquidation       $   29,463             29,463
                                           ------------------  ----------------

Net assets in liquidation at end of period    $1,476,563         $1,476,563
                                           ==================  ================


           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                         Three Months Ended   Six Months Ended
                                           June 30, 1999       June 30, 1999
                                         ------------------   ----------------
INVESTMENT ACTIVITY

Property rentals                                 $  213,792         $  479,466
Property operating expenses                         (49,355)           (56,390)
Depreciation and amortization                        (1,634)           (80,126)
                                                 ----------         ----------
                                                    162,803            342,950

Joint venture earnings                              128,131            225,052
                                                 ----------         ----------

  Total real estate operations                      290,934            568,002

Gain on sale of property                          1,118,340          1,118,340
                                                 ----------         ----------
  Total real estate activity                      1,409,274          1,686,342

Interest on cash equivalents                         22,718             44,872
                                                 ----------         ----------
     Total investment activity                    1,431,992          1,731,214
                                                 ----------         ----------
PORTFOLIO EXPENSES

Management fee                                       27,614             55,227
General and administrative                           22,524             41,419
                                                 ----------         ----------
                                                     50,138             96,646
                                                 ----------         ----------
Net Income                                       $1,381,854         $1,634,568
                                                 ==========         ==========

Net income per
  limited partnership unit                       $    49.49         $    58.54
                                                 ==========         ==========

Cash distributions per
  limited partnership unit                       $    10.00         $    23.00
                                                 ==========         ==========

Number of limited partnership
  units outstanding during the period                27,641             27,641
                                                 ==========         ==========

           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                Six Months Ended
                                                June 30, 1999
                                             --------------------

Net cash provided by
operating activities                                 $   519,190
                                                ----------------

Cash flows from investing activity:
  Net proceeds from sale of property                   8,125,191
  Disposition fee accrued for Brea sale                  255,900
                                                ----------------

Net cash provided by investing activities              8,381,091
                                                ----------------

Cash flows from financing activity:
  Distributions to partners                             (642,164)
                                                ----------------

Net increase in
  Cash and cash equivalents                            8,258,117

Cash and cash equivalents:
  Beginning of period                                  2,163,411
                                                ----------------

  End of period                                      $10,421,528
                                                ================





           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)


   In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 2000 and December 31, 1999 and the changes of net assets in liquidation and the results of its operations, for the three and six month periods ended June 30, 2000 and 1999, respectively, and its cash flows for the six month periods ended June 30, 1999. These adjustments are of a normal recurring nature.

   Certain reclassifications have been made to conform to the current period presentation.

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

     The following summarized financial information is presented in the aggregate for the Shasta Way joint venture:

                                   Results of Operations
                                   ---------------------

                                     Six Months Ended
                                       June 30, 1999
                                   ---------------------

Revenue
  Rental income                                 $722,483
  Other income                                     2,110
                                                --------
                                                 724,593
                                                --------
Expenses
  Operating expenses                             105,318
  Depreciation and amortization                  230,390
                                                --------
                                                 335,708
                                                --------

Net income                                      $388,885
                                                ========


  Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.


Note 4 - ACCRUED EXPENSES FOR LIQUIDATION
-----------------------------------------

  Accrued expenses for liquidation as of June 30, 2000 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services.

  During the six months ended June 30, 2000 the Partnership incurred $25,044 of such expenses and the General Partner re-evaluated the estimated costs to dissolve the Partnership. The provision for liquidation expenses was accordingly increased by an additional $17,044 to reflect the revised estimates.

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

  The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution of the Partnership. The accrued expenses do not take into consideration possible litigation arising from the customary representations and warranties made as part of each sale. Such costs are unknown and are not estimable at this time.

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

  In connection with a sale of property in July 1997, and the two sales in June and August 1999, capital of $20,951,878 ($758 per limited partnership unit) has been returned to the limited partners, reducing the adjusted capital contribution to $242 per unit.

  At June 30, 2000, the Partnership had $1,532,563 in cash and cash equivalents which is being retained primarily as a reserve in the event of any claims for breach of representations or warranties in connection with the sale of Shasta Way, and as an additional reserve in connection with the liquidation of the Partnership. The Partnership intends to liquidate in 2000. Distributions of cash from operations relating to the first two quarters of 1999 were made at the annualized rate of 5.0% on the adjusted capital contribution of $800 per unit. There have been no distributions from operations since the distribution related to the third quarter of 1999 due to the sale of the Partnership's last remaining investment in August, 1999. When all Partnership expenses have been settled, a distribution of the remaining cash reserves will be made.

Results of Operations
---------------------

  Operating Factors

     As discussed above, the Partnership sold the Brea West property on June 25, 1999. The Partnership received net proceeds of $8,381,091, after closing costs and recognized a gain of $1,374,240 ($49.22 per limited partnership unit). The property was 100% leased to a single tenant at the time of sale.

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP


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


  Investment Results

  There are no real estate comparative operating results for the three and six month periods ended June 30, 2000 and 1999 due to the sales of the Partnership's last two remaining properties in 1999, as discussed above.

  Cash flow from operations through June 30, 2000 decreased by approximately $546,000 compared with the same period in 1999. The decrease is due to the sales of the Partnership's last two remaining properties in 1999, as discussed above.

  Interest on cash equivalents remained relatively stable between the comparable three and six month periods ended June 30, 2000 and 1999, respectively.

  Portfolio Expenses

  The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses incurred in 1999 primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees. General and administrative expenses for the three and six months periods ended June 30, 1999 were $22,524 and $41,419, respectively.

  There was no management fee incurred during the first and second quarters of 2000 due to the discontinuance of operating cash distributions as a result of the sales of the Partnership's last two remaining properties in 1999, as discussed above.

  Costs to dissolve and liquidate the Partnership include legal fees, accounting fees, tax preparation fees, filing fees and other professional services. During the six months ended June 30, 2000, the Partnership incurred $25,044 of such expenses and the General Partner re-evaluated the estimated costs to dissolve the Partnership. The provision for liquidation expenses was accordingly increased by $17,044 to reflect the revised estimates.

                        COPLEY REALTY INCOME PARTNERS 3;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 2000

                                    PART II

                               OTHER INFORMATION



Items 1-5   Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

            a.  Exhibits:   (27) Financial Data Schedule

            b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended June 30, 2000.

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



                             COPLEY REALTY INCOME PARTNERS 3; A LIMITED
                             PARTNERSHIP
                             (Registrant)


August 11, 2000
                              /s/ Alison L. Husid
                              -------------------------------
                                Alison L. Husid
                                President, Chief Executive Officer and Director of Managing General Partner,
                                Third Income Corp.



August 11, 2000
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Treasurer and Principal Financial and Accounting Officer of Managing General Partner, Third Income Corp.