Form 10-Q
period 2000-09-30
COPLEY REALTY INCOME PARTNERS 3
filed 2000-11-07
CIK 829906

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 ---------------------------------------------
  For Quarter Ended September 30, 2000         Commission File Number 0-17809


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


                     FOR QUARTER ENDED SEPTEMBER 30, 2000


                                    PART I

                             FINANCIAL INFORMATION

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENTS OF NET ASSETS IN LIQUIDATION



                                      September 30, 2000   December 31, 1999
                                          (Unaudited)          (Audited)
                                      ------------------   -----------------
Assets

Cash and cash equivalents                  $1,553,249          $1,559,851
                                           ----------          ----------

                                           $1,553,249          $1,559,851
                                           ==========          ==========



Liabilities and net assets in liquidation

Accounts payable                           $        -          $   48,751
Accrued expenses for liquidation               49,500              64,000
                                           ----------          ----------
  Total liabilities                            49,500             112,751
                                           ----------          ----------

Net assets in liquidation:

  Limited partners ($242 per
     unit; 100,000 units authorized,
     27,641 units issued and
     outstanding)                           1,521,526           1,465,444
  General partners                            (17,777)            (18,344)
                                           ----------          ----------
Total partners' capital                     1,503,749           1,447,100
                                           ----------          ----------

                                           $1,553,249          $1,559,851
                                           ==========          ==========

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
(Unaudited)

                                                      Three Months Ended     Nine Months Ended
                                                      September 30, 2000     September 30, 2000
                                                      ------------------     ------------------
Net assets in liquidation at
  beginning of period                                       $1,476,563           $1,447,100
                                                            ----------           ----------


Increase during period:
  Operating activities
     Interest income                                            29,018               75,525
                                                            ----------           ----------
                                                                29,018               75,525

Liquidating activities
  Change in provision for
     liquidation expenses                                       (1,832)             (18,876)
                                                            ----------           ----------
                                                                (1,832)             (18,876)
                                                            ----------           ----------

Net change in net assets in liquidation                         27,186               56,649
                                                            ----------           ----------

Net assets in liquidation at end of period                  $1,503,749           $1,503,749
                                                            ==========           ==========

           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                         Three Months Ended  Nine Months Ended
                                         September 30, 1999  September 30, 1999
                                         ------------------  ------------------
INVESTMENT ACTIVITY

Property rentals                                 $        -          $  479,466
Property operating expenses                               -             (56,390)
Depreciation and amortization                             -             (80,126)
                                                 ----------          ----------
                                                          -             342,950

Joint venture earnings                               59,240             284,292
                                                 ----------          ----------
     Total real estate operations                    59,240             627,242

Gain on sale of property                                  -           1,118,340
Gain on sale of joint venture                     2,710,344           2,710,344
                                                 ----------          ----------
     Total real estate activity                   2,769,584           4,455,926

Interest on cash equivalents                         64,185             109,057
Reversal of accrued disposition fees                285,150             285,150
                                                 ----------          ----------
     Total investment activity                    3,118,919           4,850,133
                                                 ----------          ----------

PORTFOLIO EXPENSES

Management fee                                       68,923             124,150
General and administrative                           19,115              60,534
                                                 ----------          ----------
                                                     88,038             184,684
                                                 ----------          ----------
Net Income                                       $3,030,881          $4,665,449
                                                 ==========          ==========

Net income per
  limited partnership unit                       $   108.56          $   167.10
                                                 ==========          ==========

Cash distributions per
  limited partnership unit                       $   568.00          $   591.00
                                                 ==========          ==========

Number of limited partnership
  units outstanding during the period                27,641              27,641
                                                 ==========          ==========

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                 Nine Months Ended
                                                September 30, 1999
                                                -------------------

Net cash provided by
operating activities                                $      947,629
                                                    --------------

Cash flows from investing activity:
  Net proceeds from sale of property                    15,588,579
  Disposition fee accrued for Brea sale                    255,900
  Reversal of deferred disposition fee                    (285,150)
                                                    --------------

Net cash provided by investing activities               15,559,329
                                                    --------------

Cash flows from financing activity:
  Distributions to partners                            (16,345,044)
                                                    --------------

Net increase in
  Cash and cash equivalents                                161,914

Cash and cash equivalents:
  Beginning of period                                    2,163,411
                                                    --------------

  End of period                                     $    2,325,325
                                                    ==============

           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)


     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 2000 and December 31, 1999 and the changes of net assets in liquidation for the three and nine month periods ended September 30, 2000, the results of its operations for the three and nine month periods ended September 30, 1999 and its cash flows for the nine month period ended September 30, 1999. These adjustments are of a normal recurring nature.

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

     The following summarized financial information is presented in the aggregate for the Shasta Way joint venture:


              Results of Operations
              ---------------------

                                     January 1, 1999
                                         through
                                     August 27, 1999
                                     ---------------
Revenue
  Rental income                         $  997,110
  Other income                               3,335
                                        ----------
                                         1,000,445
                                        ----------
Expenses
  Operating expenses                       219,783
  Depreciation and amortization            308,955
                                        ----------
                                           528,738
                                        ----------

Net income                              $  471,707
                                        ==========


     Expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

Note 4 - ACCRUED EXPENSES FOR LIQUIDATION
-----------------------------------------

     Accrued expenses for liquidation as of September 30, 2000 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services.

     During the nine months ended September 30, 2000 the Partnership incurred $33,376 of such expenses and the managing general partner re-evaluated the estimated costs to dissolve the Partnership. The provision for liquidation expenses was accordingly increased by an additional $18,876 to reflect the revised estimates.

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP

     The actual costs could vary from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution of the Partnership. The accrued expenses do not take into consideration possible litigation arising from the customary representations and warranties made as part of each sale. Such costs are unknown and are not estimable at this time.

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

     At September 30, 2000, the Partnership had $1,553,249 in cash and cash equivalents which is being retained primarily as a reserve in the event of any claims for breach of representations or warranties in connection with the sale of Shasta Way, and as an additional reserve in connection with the liquidation of the Partnership. The Partnership intends to liquidate in 2000. Distributions of cash from operations relating to the first two quarters of 1999 were made at the annualized rate of 5.0% on the adjusted capital contribution of $800 per unit. Cash distributions related to the third quarter of 1999 were made at an annualized rate of 6.0% on the weighted average capital contribution of $569.65 per unit. The increase was due to higher cash receipts from the Shasta Way joint venture due to a later than anticipated sale date. There have been no distributions from operations since the distribution related to the third quarter of 1999 due to the sale of the Partnership's last remaining investment in August, 1999. When all Partnership expenses have been settled, a distribution of the remaining cash reserves will be made.

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

     Investment Results

     There are no real estate comparative operating results for the three and nine month periods ended September 30, 2000 and 1999 due to the sales of the Partnership's last two remaining properties in 1999, as discussed above.

     For the comparable three and nine month periods of 2000 and 1999, interest on cash and cash equivalents decreased $35,167 and $33,532, respectively. These decreases are due to the sale of the Partnership's last remaining investments, discussed above.

     Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses incurred in 1999 primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees. General and administrative expenses for the three and nine months periods ended September 30, 1999 were $19,115 and $60,534, respectively.

     There was no management fee incurred during the first three quarters of 2000 due to the discontinuance of operating cash distributions as a result of the sales of the Partnership's last two remaining properties in 1999, as discussed above.

COPLEY REALTY INCOME PARTNERS 3;
A LIMITED PARTNERSHIP


     Costs to dissolve and liquidate the Partnership include legal fees, accounting fees, tax preparation fees, filing fees and other professional services. During the nine months ended September 30, 2000, the Partnership incurred $33,374 of such expenses and the managing general partner re-evaluated the estimated costs to dissolve the Partnership. The provision for liquidation expenses was accordingly increased by $18,876 to reflect the revised estimates.

                       COPLEY REALTY INCOME PARTNERS 3;
                             A LIMITED PARTNERSHIP



                                   FORM 10-Q

                     FOR QUARTER ENDED SEPTEMBER 30, 2000

                                    PART II

                               OTHER INFORMATION



Items 1-5   Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

            a.   Exhibits:   (27) Financial Data Schedule

            b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended September 30, 2000.

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



                             COPLEY REALTY INCOME PARTNERS 3; A LIMITED
                             PARTNERSHIP
                             (Registrant)


November 7, 2000
                              /s/ Alison L. Husid
                              -------------------------------
                                Alison L. Husid
                                President, Chief Executive Officer and Director of Managing General Partner,
                                Third Income Corp.



November 7, 2000
                             /s/ Jem A. Hudgins
                             --------------------------------
                               Jem A. Hudgins
                               Treasurer and Principal Financial and Accounting Officer of Managing General Partner, Third Income Corp.